Form 10-K
period 1998-06-30
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 1998-09-25
CIK 1059969

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                          For the fiscal year ended
                                June 30, 1998
                            -------------------

Commission           Registrant; State of Organization;       IRS Employer
 File No.               Address and Telephone Number        Identification No.
----------           ----------------------------------     ------------------

1-14507              Boston Celtics Limited Partnership        04-3416346
                      (a Delaware limited partnership)
                            151 Merrimac Street,
                        Boston, Massachusetts  02114
                               (617) 523-6050

1-9324            Boston Celtics Limited Partnership II        04-2936516
                    (formerly known as Boston Celtics
                           Limited Partnership)
                     (a Delaware limited partnership)
                            151 Merrimac Street,
                        Boston, Massachusetts  02114
                               (617) 523-6050

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Exchange
Registrant               Title of Each Class          On Which Registered
----------               -------------------          -------------------

Boston Celtics           Units Representing Limited   New York Stock Exchange
Limited Partnership      Partnership Interests        Boston Stock Exchange

Boston Celtics           6% Subordinated Debentures   New York Stock Exchange
Limited Partnership II   due 2038

         Securities registered pursuant to Section 12(g) of the Act:
                                    None.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days.
                             Yes   X     No   ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K   ___.

The aggregate market value of the 2,703,364 Units held by non-affiliates of Boston Celtics Limited Partnership as of September 18, 1998 was approximately $22,303,000, based on the closing price of the Units on the New York Stock Exchange on that date of $8.25 per Unit, and the aggregate market value of the 2,703,364 Subordinated Debentures held by non-affiliates of Boston Celtics Limited Partnership II as of September 18, 1998 was approximately $32,238,000, based on the closing price of the Subordinated Debentures on the New York Stock Exchange on that date of $11.925 per Debenture.

      As of September 18, 1998, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                        1998 FORM 10-K ANNUAL REPORT
                                   INDEX


                                   PART I
                                                                        Page
                                                                        ----
Items 1.
 and 2.      Business and Properties                                     1

Item 3.      Legal Proceedings                                           8

Item 4.      Submission of Matters to a Vote of Security Holders         9


                                   PART II

Item 5.      Market for Registrant's Common Equity and Related
             Security Holder Matters                                    10

Item 6.      Selected Financial Data                                    11

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        13

Item 8.      Financial Statements and Supplementary Data                17


                                  PART III

Item 10.      Directors and Executive Officers of the Registrant        18

Item 11.      Executive Compensation                                    20

Item 12.      Security Ownership of Beneficial Owners and Management    23

Item 13.      Certain Relationships and Related Transactions            24


                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                       25

Signatures                                                              64


      This document contains the Annual Reports on Form 10-K for the fiscal year ended June 30, 1998 for each of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II (formerly known as "Boston Celtics Limited Partnership"). Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Boston Celtics Limited Partnership II makes no representation as to information relating to Boston Celtics Limited Partnership or to any other entities affiliated with Boston Celtics Limited Partnership.


                                   PART I

Items 1 and 2.  Business and Properties

General

      Boston Celtics Limited Partnership ("BCLP" or the "Partnership") is a Delaware limited partnership that was formed on April 13, 1998 in connection with the Reorganization (defined below) of Boston Celtics Limited Partnership II ("BCLP II", formerly known as "Boston Celtics Limited Partnership"), also a Delaware limited partnership. BCLP owns a 99% limited partnership interest in BCLP II.

      References in this Form 10-K to "Units" with respect to Pre-Reorganization time periods means units representing limited partnership interests in BCLP II and, with respect to post-Reorganization time periods, means units representing limited partnership interests in BCLP.

Overview of the Reorganization

      At the time of BCLP II's organization in 1986, publicly traded limited partnerships ("PTPs" or "Master Limited Partnerships") such as BCLP II were not subject to federal income tax at the partnership level. In December 1987, however, Congress passed the Revenue Act of 1987. Among other things, the Revenue Act of 1987 provided that PTPs generally would be taxed as corporations for federal income tax purposes (the "Tax Change"), except that PTPs existing on December 17, 1987 would be "grandfathered" until their first taxable year beginning after December 31, 1997. Accordingly, BCLP II would have become taxable as a corporation during its taxable year beginning July 1, 1998 if it remained a PTP, unless it elected to pay the Toll Tax (as defined below).

      In August 1997, Congress passed the Taxpayer Relief Act of 1997, which permitted PTPs to elect, as an alternative to taxation as a corporation, to pay a federal tax at a rate of 3.5% of gross income from the active conduct of trades or businesses (the "Toll Tax") in taxable years beginning after December 31, 1997.

      After evaluating the Tax Change and alternatives to minimize the adverse impact of the Tax Change, including payment of the Toll Tax, the Reorganization was consummated in which BCLP II:

   - distributed (the "Distribution") to holders of BCLP II Units, at each holder's option, either (i) $20 in principal amount of Subordinated Debentures and $1 in cash for each BCLP II Unit held of record, or
      (ii) one Castle Creek Interest (defined below) for each 100 BCLP II Units held of record; and

   - effected a merger (the "Merger") in which (i) BCLP II became a subsidiary partnership of BCLP, a publicly held entity taxed as a corporation, (ii) holders of BCLP II Units that received Subordinated Debentures and cash in the Distribution received one BCLP Unit for each BCLP II Unit held of record upon which Subordinated Debentures and cash were distributed and (iii) holders of BCLP II Units who received Castle Creek Interests in the Distribution retained their Castle Creek Interests, but the BCLP II Units with respect to which Castle Creek Interests were distributed were canceled.

      "Castle Creek Interests" represent units of limited partnership interest in Castle Creek Partners, L.P. ("Castle Creek"), a privately held partnership with significant restrictions as to the transferability of its units of limited partnership interest.

      The Distribution and the Merger are collectively referred to as the "Reorganization." Immediately prior to the Reorganization, there were 5,596,164 BCLP II Units. Immediately following the Reorganization, based on the unitholder elections made in connection with the Reorganization, former holders of 2,703,664 BCLP II Units owned BCLP Units and Subordinated Debentures, and former holders of 2,892,500 BCLP II Units owned Castle Creek Interests. BCLP and Castle Creek each indirectly own a proportionate interest in BCLP II's pre-Reorganization net assets based on unitholder elections in the Reorganization.

Pre-Reorganization Ownership Structure

      Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA") and held investment assets. BCLP II owned 99% of Celtics Limited Partnership ("CLP"), which owned the Boston Celtics. BCLP II also wholly owned BCCLP Holding Corporation ("Holdings"), which in turn wholly owned Celtics Capital Corporation ("CCC"). CCC holds investments of funds derived from the sale by Boston Celtics Broadcasting Limited Partnership ("BCBLP") of Television Station WXFT - Channel 25 ("WFXT") of Boston, Massachusetts in July 1995 and the sale by Boston Celtics Communications Limited Partnership ("BCCLP") of Radio Station WEEI - 590 AM of Boston, Massachusetts ("WEEI") in June 1994. BCBLP was indirectly owned by BCLP II and Celtics Investments, Inc. ("CII"), BCLP's wholly owned subsidiary. BCCLP is owned by BCLP II, CII and Celtics Communications, Inc. ("CCI").

      The 1% general partner of BCLP II was Celtics, Inc., and the 1% general partner of CLP was Boston Celtics Corporation ("BCC"). Each of Celtics, Inc. and BCC is a Delaware corporation whose sole stockholders are Paul Gaston, Don Gaston (father of Paul Gaston) and Walcott Partners, L.P. ("Walcott"), an affiliate of the Gaston family.

      Prior to the Reorganization, BCLP II's consolidated financial statements included the accounts of all of its majority-owned and controlled subsidiaries. In connection with the Reorganization, former Boston Celtics Limited Partnership changed its name to BCLP II.

Post-Reorganization Ownership Structure

      After the Reorganization, BCLP owns a 99% limited partnership interest in BCLP II, which owns a 99% limited partnership interest in CLP. In addition, BCLP II wholly owns CII and Holdings, which wholly owns CCC. Together, CCC and CLP wholly own Celtics Pride GP. Celtics Pride GP owns a 48.3123% limited partnership interest in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which owns a 99.999% limited partnership interest in Celtics Basketball L.P. ("Celtics Basketball"), which in turn owns and operates the Boston Celtics. The remaining 51.6867% limited partnership interest in Celtics Basketball Holdings, L.P. is held by Castle Creek.

      The 1% general partner of BCLP is BCLP GP, Inc. ("BCLP GP"), and the 1% general partner of BCLP II is BCLP II GP, Inc. ("BCLP II GP"), a wholly owned subsidiary of Celtics, Inc. BCC is the 1% general partner of CLP and is also the 0.001% general partner of both Celtics Basketball Holdings and Celtics Basketball.

      Each of Celtics, Inc., BCC and BCLP GP is a Delaware corporation. BCC's sole stockholders are Paul Gaston and Don Gaston (father of Paul Gaston), BCLP GP's sole stockholder is Paul Gaston, and Celtics, Inc.'s sole stockholder is Walcott.

      In connection with the Reorganization, all assets and liabilities relating to the business of owning and operating the Boston Celtics were transferred from CLP to Celtics Basketball, an indirect subsidiary of BCLP. Accordingly, all of CLP's rights with respect to the following assets and liabilities, among others, were transferred to Celtics Basketball in the
Reorganization: the NBA franchise, agreements relating to local television, cable and radio broadcasts, sponsorship agreements, rights to the name "Boston Celtics" and the Boston Celtics logo (subject to the NBA's marketing and other rights), player contracts, agreements with coaches and other team personnel, leases and credit agreements.

      Subsequent to the Reorganization, BCLP, through its subsidiaries, holds investment assets and holds a minority interest in the assets and operations of the Boston Celtics. As a result of its indirect 48.3123% limited partnership interest in Celtics Basketball Holdings, BCLP accounts for its investment in the accounts of the Boston Celtics on the equity method subsequent to the Reorganization.

Basketball Operations

      BCLP's most significant operating asset is its indirect investment in Celtics Basketball, which owns and operates the Boston Celtics. The following table summarizes the performance of the Boston Celtics during the past 15 basketball seasons:


             Regular      RegularSeason
             Season       Place of Finish
Season       Record       in Division          Playoff Results
------       -------      ---------------      ---------------

1997-98      36-46        Sixth                --
1996-97      15-67        Seventh              --
1995-96      33-49        Fifth                --
1994-95      35-47        Third                Lost in First Round of Conference Playoffs
1993-94      32-50        Fifth                --
1992-93      48-34        Second               Lost in First Round of Conference Playoffs
1991-92      51-31        First                Lost in Conference Semifinals
1990-91      56-26        First                Lost in Conference Semifinals
1989-90      52-30        Second               Lost in First Round of Conference Playoffs
1988-89      42-40        Third                Lost in First Round of Conference Playoffs
1987-88      57-25        First                Lost in Conference Finals
1986-87      59-23        First                Lost in Championship Finals
1985-86      67-15        First                NBA Champions
1984-85      63-19        First                Lost in Championship Finals
1983-84      62-20        First                NBA Champions


      Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. If the lockout extends into the 1998-99 basketball season, it would materially and adversely affect BCLP's financial condition and results of operations. See "Collective Bargaining Agreement."

      Sources of Revenues. The Boston Celtics derive their revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:


                          Contribution to Revenues
                               (in thousands)
  Year
 Ended                                                                                      Total
June 30,         Ticket Sales          Television, Cable and Radio      Other Sources      Revenues
--------   -----------------------     ---------------------------      -------------      --------
            Regular                       Regular
           Season(1)      Playoffs       Season(2)      Playoffs
           ---------      --------       ---------      --------

1998        $39,108                       $28,002                           $8,570         $75,680
1997         31,813                        23,269                            7,916          62,998
1996         35,249                        22,072                            7,459          64,780

___________________
<F1>  Includes proceeds from exhibition games.
<F2>  Includes the Boston Celtics' share of revenues under the NBA national television contracts.


      The operations and financial results of the Boston Celtics are seasonal. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

      Ticket Sales. The Boston Celtics play an equal number of home games and away games during the 82-game NBA regular season. In addition, the Boston Celtics play eight exhibition games prior to the commencement of the regular season. Under the NBA Constitution and By-laws, the Boston Celtics receive all revenues from the sale of tickets to regular season home games (subject to the NBA gate assessment) and no revenue from the sale of tickets to regular season away games. Generally, the Boston Celtics retain all revenues from the sale of tickets to home exhibition games played in Boston as well as certain ticket revenues from home exhibition games played outside of Boston. Under certain circumstances, the Boston Celtics pay appearance fees to the visiting team for exhibition games, and likewise the team may receive appearance fees for exhibition games played elsewhere.

      Effective with the 1995-1996 season, all Boston Celtics regular season home games are played in the FleetCenter, an arena located in downtown Boston, with a seating capacity of approximately 19,300. The policy of the Boston Celtics during the last several years has been to limit the number of season tickets so that some tickets are available on a per game basis. During the 1997-1998 season, approximately 14,000 season tickets were sold, as compared to 13,000 in the 1996-97 season and 15,000 in 1995-96 season.

      Television, Cable and Radio Broadcasting. The Boston Celtics and the NBA license the television and radio broadcast rights to Boston Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of the games under agreements with NBC Sports, a division of the National Broadcasting Company (the "NBC agreement"), and Turner Network Television, Inc., an affiliate of Turner Broadcasting (the "TNT agreement"). Each of the NBA member teams shares equally in these license fees. In addition, the Boston Celtics previously licensed the local over the air rights to broadcast away games under an agreement with Gillett Communications of Boston, Inc. (subsequently assigned to Paramount Communications), licensee of Television Station UPN 38, WSBK-TV (the "WSBK agreement") and licenses the cable rights to broadcast home games to Sportschannel New England Limited Partnership (subsequently renamed Fox Sports New England) (the " Sportschannel agreement"). The Boston Celtics licenses the rights to broadcast all games on radio under an agreement with American Radio Systems, Inc., licensee of Radio Station WEEI - 850AM (the "ARS agreement"). The NBC and TNT agreements were renewed subsequent to the 1997-98 season and extend through the 2001-02 season. The Sportschannel agreement extends through the 1999-2000 season, with a right to an additional extension by Fox Sports New England through the 2000-01 season. The ARS agreement extends through the 1999-2000 season. The WSBK agreement expired at the end of the 1997-98 season and was not renewed. In August 1998, Celtics Basketball entered into an agreement with Boston University Communications, Inc., licensee of WABU-TV Boston ("WABU"), to license the local over the air rights to broadcast away games (the "WABU Agreement"). The WABU Agreement extends through the 2000-01 season. There can be no assurance that Celtics Basketball or the NBA, upon expiration of the aforementioned agreements, will be able to enter into new agreements on terms as favorable as those in the current agreements.

      Generally, these agreements provide for the broadcast of a specified number of games (exhibition, regular season and playoff games) at specified rights fees per game, which in some cases increase over the term of the contract and in some cases provide for revenue sharing. The national agreements provide that the licensee identify the games which it wishes to broadcast and the local rights agreements provide for the preemption of games broadcast under the national license agreements. The WABU agreement provides that WABU and the Boston Celtics will jointly market and sell advertising spots for placement in the broadcast of Boston Celtics road games. The WABU agreement further provides that the proceeds from the sale of such spots will be shared, with the Boston Celtics receiving 80% of the net revenue in excess of production costs. Celtics Basketball's ability to recognize revenue under the WABU agreement will depend on its ability to jointly market and sell advertising spots with WABU for placement in the broadcast of Boston Celtics road games.

      The NBC agreement accounted for approximately 15% ($11,439,000), 11% ($6,896,552) and 10% ($6,552,000) of the BCLP II's total revenues for the years ended June 30, 1998, 1997 and 1996, respectively. No other agreement accounted for as much as 10% of BCLP II's total revenues for the years ended June 30, 1998, 1997 and 1996.

      Other Sources. Other sources of revenues for the basketball operations include promotional and novelty revenues, including royalties from NBA Properties, Inc. ("NBA Properties"). NBA Properties is a corporation organized in 1967 to which each NBA member has assigned the exclusive rights to the merchandising of its team name, insignia and other similar properties to the extent such rights were not previously assigned to others prior to the formation of NBA Properties. NBA Properties pays royalties to each NBA team in consideration of the receipt of such rights. This assignment is subject to the Boston Celtics' right to use their insignia and symbols in connection with the promotion of the team in their home territory and retail sales in their home arena. NBA Properties licenses other companies to manufacture and sell official NBA items such as sneakers, basketballs, warm-up jackets and sweatshirts, as well as certain non-sports items.

Basketball Team

      Players. In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of September 18, 1998:


                                                           Last Season
Name                  Position           Years in NBA      Under Contract
----                  --------           ------------      --------------

Kenny Anderson        Guard                   7                2002-03
Dana Barros           Guard                   9                2000-01
Bruce Bowen           Forward                 2                1998-99
Andrew DeClercq       Forward/Center          3                2001-02
Pervis Ellison        Center                  9                1999-00
Dontae Jones          Forward                 2                1998-99
Travis Knight         Center                  2                2003-04
Walter McCarty        Forward                 2                1998-99
Ron Mercer            Guard                   1                1999-00
Greg Minor            Forward                 4                2000-01
Antoine Walker        Forward                 2                1998-99


      Coaches, General Manager and other Team Personnel. The Head Coach of the Boston Celtics, Rick Pitino, was appointed Head Coach, President and Director of Basketball Operations following the 1996-97 season. Mr. Pitino was most recently the Head Basketball Coach at the University of Kentucky since 1989, and served as the Head Coach of the New York Knickerbockers (1987-1989), Head Coach at Providence College (1985-1987), assistant coach of the New York Knickerbockers (1983-1985) and Head Coach at Boston University (1978-1983).
Mr. Pitino is under contract with Celtics Basketball as President and Director of Basketball Operations through May 6, 2007, and as Head Coach of the
Boston Celtics through the 2002-03 season.

      James O'Brien has been an Associate Coach of the Boston Celtics since May 1997. Mr. O'Brien was previously an assistant coach at the University of Kentucky (1994-1997), the Head Coach at the University of Dayton (1989-1994), and an assistant coach of the New York Knickerbockers (1987-1989), prior to which he held a variety of coaching positions from 1974 through 1987. Mr. O'Brien is under contract through the end of the 1999-2000 season.

      Lester Conner has been an Assistant Coach of the Boston Celtics since July 1998. Mr. Conner was most recently a scout for the Miami Heat of the NBA (1997) and has held several coaching positions since 1995. Previously, Mr. Conner played in the NBA from 1982-1995. Mr. Conner is under contract through the end of the 1999-2000 season.

      John Carroll has been an Assistant Coach of the Boston Celtics since June 1997. Mr. Carroll was previously the Advance Pro Scout for the Orlando Magic of the NBA (1996-1997) and for the Portland Trail Blazers of the NBA (1995-
1996), the Head Coach at Duquesne University (1989-1995) and an assistant coach at Seton Hall University (1982-1989). Mr. Carroll is under contract through the end of the 1998-99 season.

      Shaun Brown has been the Strength and Conditioning Coach of the Boston Celtics since May 1997. Mr. Brown was previously the Strength and Conditioning Coach at the University of Kentucky (1992-1997), the Strength and Conditioning Coach at Providence College (1989-1992) and the Assistant Strength and Conditioning Coach at Rutgers University (1987-1988). Mr. Brown is under contract through the end of the 1998-99 season.

      Chris Wallace has been the General Manager of the Boston Celtics since May 1997. Mr. Wallace was previously the Director of Player Personnel (1996-
1997) and a scout (1992-1996) for the Miami Heat of the NBA, prior to which he worked in various scouting capacities for the Portland Trail Blazers, Denver Nuggets, Los Angeles Clippers and New York Knickerbockers of the NBA. Mr. Wallace is under contract through the end of the 1999-2000 season.

      Ed Lacerte is the Head Athletic Trainer and Physical Therapist of the Boston Celtics and has served in that capacity since September 1987. Mr. Lacerte is under contract through the end of the 1999-2000 season.

      Under its contracts with its coaches, general manager and other team personnel (including individuals formerly employed in these positions), the Boston Celtics had compensation expense totaling $8,852,000 during the 1997-98 season. During the 1998-99 season, the Boston Celtics are required to make salary payments to its coaches, general manager and other team personnel (including individuals formerly employed in these positions) totaling $8,914,000.

      Collective Bargaining Agreement. A collective bargaining agreement (the "Collective Bargaining Agreement") was ratified by the NBA and the National Basketball Players Association ("NBPA") on September 15, 1995 and executed by the parties on July 11, 1996. The Collective Bargaining Agreement was to be in effect through June 30, 2001. The Collective Bargaining Agreement provided for maximum and minimum total team salaries to be paid to players. Both maximum and minimum team salaries were determined based on estimates of league revenues prior to the start of each season. The maximum team salary (the "Salary Cap") for each team for a particular season, subject to certain exceptions, was the greater of a predetermined dollar amount or 48.04% of the projected Basketball-Related Income (as defined in the Collective Bargaining Agreement) ("BRI") of all NBA teams, less league-wide benefits, divided by the number of NBA teams.

      Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected BRI. On March 23, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement effective as of June 30, 1998, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of September 18, 1998, no agreement has been reached. In the event that the lockout extends into the 1998-99 season, NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest) for any games that are canceled as a result of the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players with respect to the 1998-99 season. The NBPA has disputed the NBA's position on this matter, and both the NBA and the NBPA have presented their cases to an independent arbitrator, who will make his ruling no later than the middle of October 1998. As of September 18, 1998, the arbitrator has not ruled on this matter. Prior to the lockout, the Boston Celtics had made salary commitments to its players under contract for the 1998-99 season totaling approximately $18,801,000.

      There can be no assurance that the NBA and the NBPA will reach agreement on a new collective bargaining agreement, and there can be no assurance that NBA teams, including the Boston Celtics, will not have to make payments to players under contract for the 1998-99 season and beyond during the lockout. Given the fixed nature of many of its expenses, and given that the Boston Celtics' operating revenues are almost entirely dependent on the NBA season, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, if NBA teams, including the Boston Celtics, are required to honor the player contracts for the 1998-99 season and beyond without agreeing to a new collective bargaining agreement or without ending the lockout, which would result in the loss of games, the Partnership's financial condition and results of operations will be materially and adversely affected. Further, in the event that the NBA and the NBPA agree to a new collective bargaining agreement or the lockout ends, there can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or significantly increased player salaries, which could have a material adverse effect on the Partnership's financial condition or results of operations.

Basketball Facilities

      Effective with the start of the 1995-96 basketball season, the Boston Celtics play all home games at the FleetCenter located in Boston, Massachusetts. On April 4, 1990, CLP entered into a License/Lease Agreement and an Office Lease Agreement (collectively, the "Lease Agreement") with New Boston Garden Corporation ("NBGC"), which was amended in certain respects and was assigned to Celtics Basketball in connection with the Reorganization. NBGC, which is not affiliated with the Boston Celtics, developed the new building and sports entertainment facility which has a seating capacity of approximately 19,300 spectators. The FleetCenter opened on September 30, 1995.

      Under the terms of the Lease Agreement, NBGC has granted to Celtics Basketball a license to use the basketball facilities at the FleetCenter and provides approximately 10,000 square feet of office space. NBGC is responsible for maintaining the FleetCenter and providing administrative personnel such as ushers, ticket takers, police and security personnel, announcers, scorers and statisticians. At Celtics Basketball's request, NBGC is responsible for making all box office ticket sales and remitting the proceeds to Celtics Basketball. In general, NBGC receives only premium fee revenues generated from preferred seating and executive boxes in the FleetCenter. Under the terms of the Lease Agreement, Celtics Basketball does not share in revenue from food and beverage concessions at the FleetCenter, but may sell programs at each game subject to the payment of a commission to NBGC's concessionaires. NBGC is also licensed to sell merchandise bearing the Boston Celtics' name, trademark and/or logo, subject to prior approval by, and payment of a commission to, Celtics Basketball.

      The Lease Agreement provides that it commenced on the day that the FleetCenter was substantially completed and operational and extends for 10 full basketball seasons (from the 1995-96 season to the 2004-2005 season). NBGC may, at its option, extend the term of the Lease Agreement for five additional basketball seasons (the "Extended Term"), provided NBGC gives notice during a specified period following the fifth anniversary of the commencement of the term of the Lease Agreement of its intention to exercise its option and subject to the NBGC making certain payments, based on its revenues, during the Extended Term.

      Celtics Basketball also leases approximately 16,000 square feet of space at 151 Merrimac Street, Boston, Massachusetts. This facility houses the Boston Celtics administrative offices. The term of this lease extends through December 2005, with an option to extend for one five-year renewal period.
Under the provisions of the Lease Agreement with NBGC, Celtics Basketball is reimbursed for the cost of 10,000 square feet of office space during the 10-year term of the Lease Agreement with NBGC.

      On March 31, 1998, CLP entered into a lease agreement for the use of a 22,000 square feet practice facility and wellness center that is currently under construction in Waltham, Massachusetts. The facility will also include certain office space for Boston Celtics basketball operations personnel. The term of the lease extends through June 30, 2010, with three three-year options to extend. The lease agreement was assigned to Celtics Basketball in connection with the Reorganization.

The NBA

      The NBA is a joint venture, consisting of member teams, each of which operates a professional basketball team in a major city of the United States or Canada. NBA members operate under the rules and regulations established by the NBA Constitution and By-laws. The NBA Constitution prohibits any NBA "owner" (as defined in the NBA Constitution) or person with management authority over an NBA member from (i) directly or indirectly exercising control over any other NBA member, or (ii) holding a direct or indirect financial interest in another NBA member, unless the financial interest does not exceed one percent of any outstanding publicly traded class of securities or 75% of the Board of Governors of the NBA approves the interest. The NBA Constitution also imposes restrictions upon the transfer of interests in NBA members. The acquisition of a 10% or greater interest in a member team must be approved by the Board of Governors. The acquisition of an interest of less than 10% but more than 5% must be approved by a committee appointed by the NBA Commissioner. In general, the acquisition of a 5% or less interest must be approved by the NBA Commissioner. However, the acquisition of less than a 5% interest in a team that is owned by more than 500 persons is not restricted unless (i) the effect of such acquisition is to change ownership of effective control of the NBA member, (ii) the acquisition would result in any person or entity that has not been approved by an NBA committee or the members holding directly or indirectly more than a 5% interest or (iii) the acquisition would result in any person or entity that has not been approved by the NBA members holding directly or indirectly more than a 10% interest. Pursuant to applicable NBA rules, referees and other employees of the NBA are not eligible to purchase or hold BCLP Units. Accordingly, a record owner of BCLP Units may not transfer ownership of his or her BCLP Units to any person who is not an "eligible holder" or who does not properly execute and deliver a transfer application certifying that he or she (or that, to the best of his or her knowledge, the person for whom he or she is acting as nominee) is an "eligible holder."

Competition

      The Boston Celtics are the only professional basketball team in the Boston area. However, the Boston Celtics compete for spectator interest with all forms of professional and amateur sports conducted in and near Boston. During parts of the basketball season the Boston Celtics experience competition from professional hockey (the Boston Bruins), professional football (the New England Patriots), and professional baseball (the Boston Red Sox). In addition, the colleges and universities in the Boston area, as well as public and private schools, offer a full schedule of athletic events throughout the year. The Boston Celtics also compete for attendance with the wide range of other entertainment and recreational activities available in New England.

      The Boston Celtics also compete with other United States and foreign basketball teams, professional and otherwise, for available players.

Insurance

      The Boston Celtics maintain accidental death and dismemberment, disability and life insurance policies on most key players and certain coaches. These disability policies cover injuries which result in permanent and total disability, as well as temporary disability for injuries which cause less severe damage, but loss of player services for more than half a playing season. These policies would generally reimburse Celtics Basketball for a substantial percentage of the payments which it would be required to make to such player under his contract. The waiting period for reimbursement under most temporary disability policies is 41 games. This Key Man Disability Insurance Plan is maintained by the NBA through a Master Policy Program, and underwritten by a leading national insurance company.

      The Boston Celtics participate in a workers' compensation policy and a high limit comprehensive general liability and umbrella policy maintained by the NBA. Included under that plan is protection for team sports participant's liability covering claims which may result from, among other things, certain injuries which may be incurred during player contests or exhibitions sponsored by the Boston Celtics.

      The NBA has established a Disaster Plan which permits a team suffering an air or similar disaster to draft players from the other NBA teams subject to specified procedures. The NBA maintains an insurance policy that provides compensation to the team suffering the disaster, as well as those teams whose players are selected in such special draft.

      In addition to basketball-related insurance, the Partnership maintains various types of business insurance, including general liability insurance and umbrella insurance.

Employees

      In addition to the players and coaches, see "Basketball Operations - Basketball Team," as of September 18, 1998, the Boston Celtics have 45 full-time employees engaged in operating, marketing, advertising and administrative activities. In addition, the Partnership has 10 full-time employees engaged in operating and administrative activities. None of the Partnership's employees other than its players are covered by collective bargaining agreements. The Partnership considers its relations with its employees to be good.

Item 3.  Legal Proceedings

      As a member of the NBA, Celtics Basketball is a defendant along with the other NBA members in various lawsuits incidental to the NBA's basketball operations. Celtics Basketball will generally be liable, jointly and severally, with all other members of the NBA for the costs of defending such lawsuits and any liabilities of the NBA which might result from such lawsuits. From time to time, the Partnership may become a party to legal proceedings arising in the ordinary course of business.

      In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul
E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each directors of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Partnership is seeking to consolidate the Complaints.

      Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the year ended June 30, 1998, former holders of greater than a majority of outstanding BCLP II Units approved the Reorganization by written consent.


                                   PART II


Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

      BCLP's Units are listed on the New York Stock Exchange and the Boston Stock Exchange and are traded under the symbol "BOS". Prior to the Reorganization, BCLP II's Units were listed on the New York Stock Exchange and the Boston Stock Exchange and were traded under the symbol "BOS". The following table sets forth, for the periods indicated, the high and low sales prices per BCLP II Unit on the New York Stock Exchange and cash distributions per BCLP II Unit to Unitholders for the years ended June 30, 1998 and 1997, respectively. Following the Reorganization, there is no established public trading market for BCLP II Units.


                                  Year Ended June 30, 1998
                        ---------------------------------------------
                           Sales Price
                        ------------------          Cash Distribution
Period                  High           Low               Declared
------                  ----           ---          -----------------


First Quarter         $25.5000      $23.6250
Second Quarter         25.4375       20.1875              $1.00
Third Quarter          20.8125       18.8125
Fourth Quarter         21.4375       16.3750               1.00
                                                          -----
                                                          $2.00
                                                          =====


                                  Year Ended June 30, 1997
                        ---------------------------------------------
                           Sales Price
                        ------------------          Cash Distribution
Period                  High           Low               Declared
------                  ----           ---          -----------------

First Quarter         $22.5000      $20.2500
Second Quarter         22.7500       20.6250              $1.00
Third Quarter          24.3750       22.3750
Fourth Quarter         28.1250       23.2500
                                                          -----
                                                          $1.00
                                                          =====


___________________
      As of September 18, 1998, the approximate number of registered holders of BCLP's Units was 64,508.

      Distributions may be declared from time to time in the sole discretion of BCLP GP as General Partner of the Partnership. See "Item 7 -
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  Selected Consolidated Financial Data

The selected consolidated financial information set forth below represents the consolidated operating results and balance sheet data of BCLP and BCLP II as described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation".

Amounts in thousands, except per unit amounts.


Consolidated Income Statement Data:                             Year Ended June 30
                                                      1998        1997       1996       1995       1994
                                                      ----        ----       ----       ----       ----

Revenues:
  Basketball regular season
    Ticket sales                                     $39,108     $31,813    $35,249    $22,037    $20,238
    Television and radio broadcast rights fees        28,002      23,269     22,072     20,956     19,168
    Other, principally promotional advertising         8,570       7,916      7,459      7,419      5,177
  Basketball playoffs                                                                    1,913
                                                     ----------------------------------------------------
                                                      75,680      62,998     64,780     52,325     44,583

Costs and expenses:
  Basketball regular season
    Team                                              40,402      40,941     27,891     31,204     22,468
    Game                                               2,820       2,386      2,606      2,880      2,762
  Basketball playoffs                                                                      697
  General and administrative                          13,465      13,914     15,053     14,086     11,304
  Selling and promotional                              4,819       4,680      2,974      2,692      1,396
  Depreciation                                           208         189        141         86         83
  Amortization                                           165         165        165        165        165
                                                     ----------------------------------------------------
                                                      61,879      62,275     48,830     51,810     38,178
                                                     ----------------------------------------------------
                                                      13,801         723     15,950        515      6,405
Interest income (expense), net                           384         736      1,788     (2,567)    (1,665)
Net revenue from league expansion                                                        7,114
Net proceeds from life insurance                                                                    5,592
Net realized gains (losses) on
 disposition of marketable securities
 and other short-term investments                        (18)        361       (101)       110     (3,595)
                                                     ----------------------------------------------------
Income from continuing operations
 before income taxes                                  14,167       1,820     17,637      5,172      6,737
Provision for (benefit from) income taxes              1,900       1,400      1,850       (345)      (600)
                                                     ----------------------------------------------------

Income from continuing operations, net of taxes       12,267         420     15,787      5,517      7,337
Income from discontinued operations, net of taxes                                83     10,639      2,145
Gain from disposal of discontinued operations                                38,331                14,284
                                                     ----------------------------------------------------
Net income                                           $12,267     $   420    $54,201    $16,156    $23,766
                                                     ====================================================

Income from continuing operations
 applicable to Limited Partners                      $11,961     $   358    $15,437    $ 5,396    $ 7,124
Net income applicable to Limited Partners            $11,961     $   358    $52,910    $15,545    $23,126
Per unit:
  Income from continuing operations-basic (1)        $  2.45     $  0.07    $  2.68    $  0.84    $  1.11
  Income from continuing operations-diluted (1)      $  2.17     $  0.06    $  2.59    $  0.84    $  1.11
  Net income-basic (1)                               $  2.45     $  0.07    $  9.18    $  2.43    $  3.61
  Net income-diluted (1)                             $  2.17     $  0.06    $  8.89    $  2.43    $  3.61
  Distributions declared to BCLP unitholders         $  2.00     $  1.00    $  1.50    $  3.00    $  1.25



Consolidated Balance Sheet Data:                                      June 30
                                              --------------------------------------------------------
                                               1998        1997        1996      1995 (2)     1994 (2)
                                              --------------------------------------------------------

Current assets                                $90,927    $103,801    $135,903    $186,101     $ 79,492
Current liabilities                            22,411      39,139      40,289     126,010       23,289
Total assets                                   92,047     119,200     145,233     210,655      102,933
Deferred federal and state income taxes
 - noncurrent portion                           9,711      20,100      20,100       6,000        2,900
Notes payable - noncurrent portion             30,000      47,500      50,000      60,000       60,000
Deferred compensation - noncurrent portion                 10,380      11,750      14,850       18,248
Subordinated debentures                        32,985
Other noncurrent liabilities                                9,870       6,575      19,515       11,325
Partners' capital (deficit)                   (32,926)     (7,790)     16,520     (15,720)     (12,829)

___________________
<F1>  In February 1997, the Financial Accounting Standards Board issued
      Statement No. 128, Earnings per Share ("Statement 128"). BCLP adopted
      Statement 128 on December 31, 1997.  All prior period earnings per unit amounts have been restated to conform with the provisions of Statement
      128.
<F2>  Balance sheet captions at June 30, 1995 and 1994 include amounts pertaining to discontinued operations.  Total assets as shown in the table above include assets from discontinued operations of $52,893 in
      1995 and $39,855 in 1994.  Long-term obligations, which include program broadcast rights payable - noncurrent portion and notes payable to bank
      - noncurrent portion as shown in the table above, include amounts pertaining to discontinued operations of $19,062 in 1995 and $18,566 in
      1994.


Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Forward Looking Statements

      Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the Boston Celtics' competitive success, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, uncertainties relating to labor relations involving players and the lockout, the risk of injuries to key players and uncertainties regarding media contracts.

Collective Bargaining Agreement

      As more fully described in "Item 1 - Business and Properties -
Collective Bargaining Agreement", in March 1998 the Board of Governors of the NBA voted to reopen the Collective Bargaining Agreement and, effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of September 18, 1998, no agreement has been reached. In the event that the lockout extends into the 1998-99 season, NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest) for any games that are canceled as a result of the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players with respect to the 1998-99 season. The NBPA has disputed the NBA's position on this matter, and both the NBA and the NBPA have presented their cases to an independent arbitrator, who will make his ruling no later than the middle of October 1998. As of September 18, 1998, the arbitrator has not ruled on this matter. There can be no assurance that the NBA and the NBPA will reach agreement on a new collective bargaining agreement, and there can be no assurance that NBA teams, including the Boston Celtics, will not have to make payments to players under contract for the 1998-99 season and beyond during the lockout. Given the fixed nature of many of its expenses, and given that the Partnership's operating revenues are almost entirely dependent on the NBA season, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, if NBA teams, including the Boston Celtics, are required to honor the player contracts for the 1998-99 season and beyond without agreeing to a new collective bargaining agreement or without ending the lockout, which would result in the loss of games, the Partnership's financial condition and results of operations will be materially and adversely affected. Further, in the event that the NBA and the NBPA agree to a new collective bargaining agreement or the lockout ends, there can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or significantly increased player salaries, which could have a material adverse effect on the Partnership's financial condition or results of operations.

Basis of Presentation

      As more fully described in "Item 1 - Business and Properties - Overview of the Reorganization", BCLP II completed a Reorganization on June 30, 1998 pursuant to which BCLP was formed as a holding entity for BCLP II. From its date of formation until the completion of the Reorganization, BCLP had no material assets and was not engaged in any business operations. Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics. Accordingly, the operating results of the Boston
Celtics are consolidated in BCLP II's financial statements for periods prior to the Reorganization. Upon completion of the Reorganization, effective June 30, 1998, BCLP's and BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in their indirect 48.3% investment in Celtics Basketball Holdings, which is accounted for on the equity method.

      Because BCLP had not engaged in any business operations prior to June 30, 1998, the Selected Consolidated Income Statement Data presented in Item 6 above and following discussion compare the operating results of BCLP II and its subsidiaries for the year ended June 30, 1998 with the year ended June 30, 1997, and for the year ended June 30, 1997 with the year ended June 30, 1996. Effective July 1, 1998, due to the change in BCLP's and BCLP II's method of accounting for their investment in the accounts and operations of the Boston Celtics from consolidation to the equity method, BCLP's and BCLP II's results of operations will be materially different than those presented herein.

General

      The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. A large portion of the Boston Celtics' annual revenues and operating expense is determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players and broadcast organizations.

      The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which extends from late October or early November through late April.

      For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season begins in late October or early November, the first fiscal quarter, which ends on September 30, will generally include limited or no revenue and will reflect a net loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Boston Celtics will generally recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and it will recognize its playoff revenue, if any, in the fourth fiscal quarter.

      The consolidated statements of income for fiscal 1996 include the results of operations of television station WFXT, sold on July 7, 1995, as well as the gain on its disposal, as discontinued operations.

Results of Operations

      Consolidated income from continuing operations and consolidated net income for the year ended June 30, 1998 was $12,267,000 or $2.45 per unit ($2.17 diluted) on revenues of $75,680,000 compared with consolidated income from continuing operations and consolidated net income of $420,000 or $0.07 per unit ($0.06 diluted) on revenues of $62,998,000 during the year ended June 30, 1997.

      BCLP II had a consolidated loss from continuing operations and a consolidated net loss for the three months ended June 30, 1998 of $2,153,000 or $0.43 per unit on revenues of $10,735,000 compared with a consolidated loss from continuing operations and a consolidated net loss of $10,922,000 or $2.10 per unit on revenues of $8,503,000 for the three months ended June 30, 1997.

      Income from continuing operations for the year ended June 30, 1997 included charges totaling $8,583,000 in the three months ended June 30, 1997 related to significant personnel changes, primarily in the basketball operations. These non-recurring charges consisted primarily of player contract termination costs ($4,580,000), bonuses and relocation costs ($2,215,000), severance costs ($909,000) and salaries for the new coaching staff ($879,000). No such non-recurring charges were recorded in the year ended June 30, 1998, which, among other things, contributed to an increase in net income for the year ended June 30, 1998 and a decrease in the net loss for the three months ended June 30, 1998.

      Revenues from regular season ticket sales increased by $7,295,000 or 23% in fiscal 1998 compared to fiscal 1997 and decreased by $3,437,000 or 10% in fiscal 1997 compared to fiscal 1996. The increase in fiscal 1998 was a result of increased ticket sales, believed to be primarily caused by improved performance of the basketball team as well as an increase in ticket prices. The decrease in fiscal 1997 was a result of reduced ticket sales, believed to be primarily caused by the performance of the basketball team. Ticket prices were not increased for the 1996-97 season.

      Regular season television and radio rights fees revenues increased by $4,733,000 or 20% in fiscal 1998 compared to fiscal 1997 and $1,197,000 or 5% in fiscal 1997 compared to fiscal 1996. The increases were primarily the result of increases in the NBA's national broadcasting contracts.

      Other revenues, principally promotional advertising revenues, increased $654,000 or 8% in fiscal 1998 as compared to fiscal 1997 and increased $457,000 or 6% in fiscal 1997 as compared to fiscal 1996. The increase in fiscal 1998 was due to increases in revenues from promotional activities ($579,000) as well as proceeds received from NBA Properties from the licensing of novelty type products ($75,000). The increase in fiscal 1997 was also due to increased revenues from promotional activities ($1,252,000), partially offset, however, by a decrease in proceeds received from NBA Properties ($787,000).

      The Boston Celtics played no playoff games in the 1997-98 or the 1996-97 seasons. Accordingly, there were no playoff revenues or expenses in fiscal 1998 or 1997. Playoff revenues vary from year to year depending on the number of home games played and the availability of such games for local television broadcast, and playoff expenses vary depending on the number of games played.

      Team expenses decreased by $540,000 or 1% in fiscal 1998 compared to fiscal 1997 and increased by $13,050,000 or 47% in fiscal 1997 compared to fiscal 1996. Player and coaching salaries increased approximately $7,368,000 in fiscal 1998 as compared to fiscal 1997 due to changes in team player and coaching personnel, but this increase was offset by the effect of certain charges of approximately $8,052,000 recorded in the three months ended June 30, 1997 that did not recur in fiscal 1998. These non-recurring charges recorded in the three months ended June 30, 1997 related to personnel changes in the basketball operations, including player contract termination costs ($4,580,000), bonuses and relocation costs ($1,715,000), severance costs ($878,000) and salaries for the new coaching staff ($879,000).

      Game expenses, primarily NBA assessments on gate receipts, increased by $434,000 or 18% in fiscal 1998 as compared to fiscal 1997 and decreased by $220,000 or 8% in fiscal 1997 compared to 1996. The increase in fiscal 1998 and the decrease in fiscal 1997 were primarily a result of the corresponding changes in revenues from ticket sales.

      General and administrative expenses decreased $449,000 or 3% in fiscal 1998 compared to fiscal 1997, primarily as a result of reduced expense related to options to acquire units of partnership interest ($3,531,000), partially offset by increased professional, consulting and legal expenses primarily related to the Reorganization ($2,347,000) and increased management fees ($757,000). General and administrative expenses decreased $1,139,000 or 8% in fiscal 1997 compared to 1996, primarily as a result of decreases in personnel costs ($1,081,000), management fees ($735,000) and professional, consulting and legal expenses ($198,000), partially offset by increased expense related to options to acquire units of partnership interest ($875,000).

      Selling and promotional expenses increased $139,000 or 3% in fiscal 1998 compared to fiscal 1997 and $1,707,000 or 57% in fiscal 1997 compared to 1996. The increase in fiscal 1998 is a result of increased personnel costs. The increase in fiscal 1997 compared to fiscal 1996 is primarily attributable to increases in net sponsorship costs and promotional events ($713,000), personnel costs ($476,000), and advertising and production costs ($381,000).

      Total depreciation increased $18,000 or 10% in fiscal 1998 compared to fiscal 1997 and $48,000 or 34% in fiscal 1997 compared to fiscal 1996. The increases in 1998 and 1997 are primarily attributable to additional depreciation related to additions to property and equipment and leasehold improvements in leased office space.

      Interest expense increased $145,000 or 3% in fiscal 1998 compared to fiscal 1997 and decreased $515,000 or 8% in fiscal 1997 compared to fiscal 1996. The increase in fiscal 1998 is primarily a result of the new $30,000,000 borrowing by BCLP II in May 1998. The decrease in fiscal 1997 is a result of the payment of an $85,000,000 borrowing in July 1995 as well as a decrease in deferred compensation liability.

      BCLP II earned interest income from its marketable securities and other short-term investments of $6,402,000 and $6,610,000 in fiscal 1998 and 1997, respectively. The decrease of $207,000 or 3% in fiscal 1998 compared to fiscal 1997 is attributable to a reduced amount of available funds for short-term investment.

Liquidity and Capital Resources

      BCLP II generated approximately $16,301,000, $2,462,000 and $15,359,000 in cash from continuing operations in 1998, 1997 and 1996, respectively. Capital expenditures amounted to approximately $385,000, $136,000 and $796,000 in 1998, 1997 and 1996, respectively. At June 30,
1998 the Partnership had approximately $8,468,000 of cash and cash equivalents, $1,041,000 of marketable securities and $81,114,000 of other short-term investments, a portion of which were derived from the proceeds of BCLP II's sale of its television and radio operations in 1996 and 1994, respectively. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, capital contributions from partners, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used to repay commercial bank borrowings and notes related to redeemed partnership units and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

      On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which is reserved until the repayment of notes payable related to redeemed BCLP Units. Interest on advances under the revolving credit agreement accrues at the BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain assets of CCC. On May 26, 1998, $30,000,000 was advanced under the revolving credit agreement for the purpose of purchasing investment assets to be transferred to Castle Creek in connection with the Reorganization. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of operating cash flow.

      At June 30, 1998, the aggregate outstanding principal balance of notes payable relating to redeemed Partnership units amounted to approximately $17,539,000. These notes are due and payable on July 1, 2000 (unless prepaid earlier pursuant to mandatory prepayment provisions contained therein) and also provide that the amounts to be paid to such unitholder pursuant to the terms of the notes will be increased by specified amounts on each July 1 during their term. If the principal unitholder holds the two notes until July 1, 2000, he would be entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes bear interest payable quarterly at the rate of 7.76% per annum.

      In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures and BCLP units. The subordinated debentures have been recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 will be amortized over the 40-year life of the debentures using the interest method. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999. The subordinated debentures mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

      During the year ended June 30, 1998, a cash distribution of $1.00 per BCLP II unit was paid to BCLP II unitholders on January 14, 1998 (declared December 11, 1997 to unitholders of record on December 26, 1997). In addition, a cash distribution of $1.00 per unit was paid to BCLP II unitholders electing to receive subordinated debentures and BCLP units in connection with the Reorganization. Future distributions will be determined by BCLP GP in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the notes payable to commercial bank, notes payable relating to redeemed Partnership units and the subordinated debentures.

      Management believes that its cash, cash equivalents, marketable securities and other short-term investments together with cash from operating activities, distributions from Celtics Basketball and amounts available under its credit agreements with its commercial bank will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 1999.

Year 2000

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

      The Partnership has assessed all of its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products, and has begun to assess the embedded systems contained in its leased properties, for Year 2000 issues. Based on this assessment, which entailed a review of the Partnership's systems by its internal information technology specialist, the Partnership believes that its hardware and software systems are ready for the Year 2000. The Partnership is uncertain whether the embedded systems contained in its leased properties are ready for the Year 2000. The Partnership has also begun to assess potential Year 2000 issues relating to third parties with which it deals, and is not aware of any Year 2000 issues relating to third parties with which it has a material relationship. There can be no assurance, however, that the systems of third parties on which the Partnership or its systems rely will not present Year 2000 problems that could have a material adverse effect on the Partnership.

      The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future.

      The Partnership is uncertain regarding its most reasonably likely worst-case Year 2000 scenario, and the impact of such a scenario on its business, operations or financial condition. The Partnership intends to consider such a scenario and develop a contingency plan to handle it during the next 12 months.

Item 8.  Financial Statements and Supplementary Data

      See Item 14.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

General Partner

      The General Partner of BCLP is BCLP GP, Inc., a Delaware corporation organized in 1998 ("BCLP GP"), and the General Partner of BCLP II is BCLP II GP, Inc., a Delaware corporation organized in 1998 ("BCLP II GP"). BCLP GP is wholly owned by Paul Gaston, and BCLP II GP is wholly owned by Celtics, Inc., which is wholly owned by Walcott Partners, L.P., a Gaston family partnership. BCLP's activities are managed and controlled by BCLP GP.

      The General Partner of each of CLP, Celtics Basketball Holdings and Celtics Basketball is Boston Celtics Corporation ("BCC"). Paul E. Gaston and Don F. Gaston (Paul Gaston's father) are the sole stockholders of BCC. The activities of CLP, Celtics Basketball Holdings and Celtics Basketball are managed and controlled by BCC.

      The General Partners of Celtics Pride GP are CLP and CCC, which is wholly owned by BCCLP Holdings, which in turn is wholly owned by BCLP II.

      The General Partner of BCCLP is Celtics Communications, Inc. ("CCI"). Paul E. Gaston and Don F. Gaston are the sole stockholders of CCI. Prior to their sale, the broadcast operations' activities were managed and controlled by CCI.

      Management fee obligations of $1,577,000, $820,000 and $1,555,000 applicable to BCC were charged to operations during the years ended June 30, 1998, 1997, and 1996, respectively. BCC receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989.

      In accordance with the partnerships' respective partnership agreements, each item of income, gain, loss and deduction is allocated and distributions are made to the partners and Unitholders in accordance with their respective percentage interests (excluding earnings of subsidiary corporate entities which are taxed directly).

Directors and Executive Officers

      The following table sets forth, for each of the directors and executive officers of BCLP GP, his or her principal occupation, age and business experience during the past five years. All of the directors and officers are U.S. citizens and the business address of each is c/o Boston Celtics Limited Partnership, 151 Merrimac Street, Boston, Massachusetts 02114.


     Name             Age                      Position
     ----             ---                      --------

Paul E. Gaston         41      Chairman of the Board of Directors
Richard G. Pond        38      Executive Vice President, Chief Operating
                               Officer, Chief Financial Officer, Treasurer,
                               and Secretary
Don F. Gaston          64      Director
Paula B. Gaston        64      Director
John H.M. Leithead     41      Director
John B. Marsh, III     41      Director


      Mr. Paul E. Gaston became Chairman of the Board of BCLP GP in April 1998 and has been Chairman of the Board of Celtics, Inc. since December 1992 and Director since September 1992. Mr. Gaston has been Chairman of the Board of BCC since September 1993. Upon its formation in November 1992, he became Managing Director of Walcott Partners L.P., a Gaston family partnership whose investments include limited partnership interests in the Partnership and ownership of Celtics, Inc. From inception in 1990 to June 1992 he was Co-chairman and since June 1992 has been Chairman of the Board of Directors of Celtics Communications, Inc., the general partner of Boston Celtics Communications Limited Partnership. Mr. Paul E. Gaston is the son of Don F. and Paula B. Gaston.

      Mr. Pond was named Vice President, Controller and Secretary of Celtics, Inc. in December 1992. He has been employed by BCLP II since July 1992. From July 1981 to June 1992, he was with the international accounting firm of Ernst & Young LLP, most recently as a senior audit manager. Effective July 1, 1996, Mr. Pond assumed his responsibilities as Executive Vice President, Chief Financial Officer and, Treasurer, and effective July 1, 1997, Mr. Pond assumed his responsibilities as Chief Operating Officer. Upon consummation of the Reorganization, Mr. Pond assumed similar responsibilities with BCLP GP.

      Mr. Don F. Gaston has served as a Director of the General Partners of BCLP II and CLP since his resignation as Chairman of the Board of BCLP II in December 1992 and CLP in September 1993. He was succeeded in each of these positions by his son, Paul E. Gaston. He became Chairman of the Board of Directors of Boston Celtics Incorporated in September 1983 when he, together with Alan C. Cohen and Paul R. Dupee, Jr., acquired the Boston Celtics franchise. He has served as a Director of the BCCLP General Partner since its inception in 1990. Mr. Gaston was Chairman of the Board of Providence Capitol, Ltd. from July 1982 until its liquidation in December 1986. From 1962 to June 1982, he was associated with Gulf & Western Industries, Inc. in various capacities, including Executive Vice President, director and member of the Executive Committee. Mr. Gaston is the husband and father respectively, of Paula B. Gaston and Paul E. Gaston.

      Mrs. Paula B. Gaston became a Director of Celtics, Inc. in September 1992 and a Director of the General Partner of CLP in October 1992. She is a private investor and is the wife of Mr. Don F. Gaston and the mother of Paul
E. Gaston.

      Mr. Leithead became a Director of Celtics, Inc. in October 1992. Since September 1993 Mr. Leithead has been employed as an executive at Arandell Schmidt. From 1985 to 1993, he was an executive of R.R. Donnelley & Sons Company, and from 1979 to 1985 he was an executive in the National Marketing Division for International Business Machines Corporation.

      Mr. Marsh became a director of Celtics, Inc. in September 1992. Mr. Marsh is currently managing partner of Paradigm Capital, LLC, a strategic investment partnership where he is an investment banker. From 1995 to 1998, he was Director of Trading and Sales with ABSA Securities, Inc., an investment banking firm. From 1991 to 1995, he was Chief Executive Officer and President of Saicor Ltd., an investment banking firm specializing in emerging markets. From 1988 to 1991 he was a Vice President at Deutsche Bank Capital Corporation where he headed an international arbitrage securities trading group. From 1985 to 1988 Mr. Marsh was a Vice President in the international arbitrage department of Merrill Lynch Pierce Fenner and Smith.

      BCLP GP has an Audit Committee composed of Mr. Leithead and Mr. Marsh, non-management directors, and Mr. Paul Gaston. The non-management directors will be reimbursed for their expenses, and will receive directors' fees equal to $1,000 per month and $2,500 per meeting attended with respect to their services as directors of BCLP GP. Messrs. Leithead and Marsh received $27,000 and $44,500, respectively, in such directors' fees in fiscal 1998. Directors are named by the stockholders of BCLP GP and serve until their successors are named. Thus, holders of limited partnership units have no vote in the selection of directors of BCLP GP. BCLP GP's officers are appointed by, and serve at the discretion of, the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder, require executive officers and directors of BCLP GP, the general partner of BCLP, to file reports pertaining to their beneficial ownership of the Units of BCLP with the Securities and Exchange Commission and the New York Stock Exchange when they are first elected, and to report (with certain exceptions) subsequent changes in their beneficial ownership of Units. Executive officers, directors and 10% beneficial owners are required to furnish the Partnership with copies of all forms they file pursuant to
Section 16(a). In January 1995, John B. Marsh, III purchased 500 BCLP II units, but failed to file timely two forms reporting this purchase. Mr. Marsh and John H.M. Leithead each failed to timely file one Form 3 reporting their initial statement of beneficial ownership at the time of their respective elections to the Board of Directors of BCLP II's general partner. In each case, the failure to make the required filings on a timely basis was inadvertent.

Item 11.  Executive Compensation

      The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the most highly compensated executive officers of BCLP GP whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to BCLP (including predecessor entities) and its subsidiaries during the last three fiscal years. Only two of the Partnership's executive officers (other than its Chief Executive Officer) had an annual salary and bonus exceeding $100,000 during the year ended June 30, 1998.


                                   Summary Compensation Table
                               -----------------------------------                        Long Term Compensation
                                             Annual Compensation                                  Awards
                                          ------------------------                       ------------------------
                                Fiscal                                                                 Securities
                                 Year                                   Other Annual     Restricted    Underlying
                                Ended                                   Compensation        Stock       Options/
Name and Principal Position    June 30,   Salary($)      Bonus($)          ($)(1)        Awards ($)     SARs (#)
-----------------------------------------------------------------------------------------------------------------

Paul E. Gaston                   1998     $1,000,000    $  324,596             -                 -            -
  Chief Executive Officer        1997        400,000             -      $518,750(1)              -            -
  and Chairman of the Board      1996        400,000             -             -        $3,658,363(2)         -

Richard G. Pond                  1998        400,000       250,000             -                 -            -
 Executive Vice President,       1997        250,000       125,000             -                 -            -
 Chief Operating Officer,        1996        250,000        90,000             -                 -            -
 Chief Financial Officer,
 Treasurer and Secretary

Stephen C. Schram                1998        269,231             -             -                 -            -
 Director and President (3)      1997        400,000             -             -                 -            -
                                 1996        400,000     3,658,363(2)          -                 -            -

___________________
<F1>  On June 27, 1997, the Audit Committee of the Board of Directors of
      Celtics, Inc. voted to offer BCLP II's three option holders the right to exchange their options to purchase BCLP II Units for an equal number of Units of BCLP II which vested after ten years and which contained certain significant restrictions as to transferability, but which were entitled to receive distributions with respect to such
      Units (hereinafter the "1997 Restricted Units").  The exchange ratio was determined based on a written report received from an independent employee benefits consultant regarding the respective values of the
      1997 Restricted Units and the options to purchase BCLP Units, and the option holders were required to make this election on or prior to July
      7, 1997.  On June 30, 1997, Mr. Gaston elected to exchange his options to purchase 250,000 BCLP II Units for 250,000 1997 Restricted Units.
      Mr. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter.  As a result of this exchange, $519,000 was charged to compensation expense in 1997, representing the difference between the fair market value of the 1997 Restricted Units and the in-
      the-money value of the optioned Units.  In connection with the
      Reorganization, Mr. Gaston elected to receive Castle Creek Interests with respect to these Restricted Units.
<F2>  On June 28, 1996, the annual incentive payment arrangements between
      BCLP II and Messrs. Gaston and Schram were modified to permit each of them to elect to acquire Units of BCLP II which vest after ten years and which contain certain significant restrictions as to
      transferability, but which are entitled to receive distributions with respect to such units (hereinafter the "1996 Restricted Units") in lieu of cash payment.  Mr. Gaston elected to receive the 1996
      Restricted Units in lieu of the $3,658,363 cash incentive compensation payment to which he was entitled.  Mr. Gaston did not receive a cash bonus for the year ended June 30, 1996.  Mr. Schram elected to receive his payment in cash.  Based upon a written report received from an independent employee benefits consultant regarding the appropriate discount to be applied, the Audit Committee of the Board of Directors of Celtics, Inc. awarded 234,886 1996 Restricted Units to Mr. Gaston.
      Mr. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter. In connection with the Reorganization, Mr.
      Gaston elected to receive Castle Creek Interests with respect to these
      Restricted Units.
<F3>  Mr. Schram resigned as Director and President of Celtics, Inc.
      effective February 26, 1998.


      Neither BCLP nor BCLP II granted any options or appreciation rights during the year ended June 30, 1998. The following table sets forth information concerning unit option exercises during the year ended June 30, 1998.


                Aggregated Option Exercises and Option Values

                                                              Number of
                                                             Securities            Value of
                                                             Underlying         Unexercised In-
                                                             Unexercised           The-Money
                                                          Options at Fiscal    Options at Fiscal
                                                             Year-End (#)         Year End ($)
                                                          -----------------    -----------------
                       Units Acquired   Value Realized      Exercisable/         Exercisable/
Name                   on Exercise(#)         ($)           Unexercisable        Unexercisable
------------------------------------------------------------------------------------------------

Stephen C. Schram(1)       250,000        $3,031,250             0/0                  0/0

___________________
<F1>  Mr. Schram exercised these options on June 1, 1998.  The value realized represents the difference between the market price on June 1,
      1998 and the exercise price on that date.


Employment and Consulting Agreements

The Partnership

      In August 1993, the Board of Directors of Celtics, Inc. approved compensation arrangements and incentive plans for Paul E. Gaston, Chairman of the Board, and Stephen C. Schram, President, respectively, of Celtics, Inc., under which Mr. Gaston and Mr. Schram were to be employed on an at will basis, with compensation at the rate of $400,000 per annum. In June 1997, the Board of Directors of the General Partner of BCLP II approved an increase in Mr. Gaston's compensation to $1,000,000 per annum. The incentive plan, which is subject to annual review, provides that each of Mr. Gaston and Mr. Schram shall receive annual incentive payments, commencing with the fiscal year ending June 30, 1994, of 5% of the amount by which Consolidated Net Income before taxes on income of BCLP II for the related fiscal year exceeds $8,000,000, payable not later than 10 days after the issuance of audited financial statements of BCLP. During the year ended June 30, 1998, Mr. Gaston was paid an annual incentive compensation payment of $324,596. Mr. Schram resigned effective February 28, 1998 and received no annual incentive compensation payment for the year ended June 30, 1998. During the year ended June 30, 1997, no annual incentive compensation payments were made to Messrs. Gaston and Schram. Mr. Gaston did not receive a cash incentive compensation payment for the year ended June 30, 1996, but rather elected to receive an aggregate award of 234,866 Restricted Units of BCLP. Mr. Schram elected to receive his $3,658,363 incentive compensation payment for the year ended June 30, 1996 in cash.

      On January 8, 1998, BCLP II entered into an Agreement and Release with Stephen C. Schram, pursuant to which Mr. Schram resigned from his various executive positions with BCLP II and its affiliates effective January 31, 1998. In consideration for Mr. Schram's performance under this agreement, certain of Mr. Schram's options to acquire BCLP II Units were amended to extend their term and to allow Mr. Schram to pledge them or transfer them to an entity wholly owned by Mr. Schram or members of his immediate family. As outlined in the "Aggregated Option Exercises and Option Values" table above, Mr. Schram exercised these options on June 1, 1998.

The Basketball Operations

      Under an agreement dated as of March 13, 1981, as amended, Red Auerbach has been retained to serve as a consultant to the Boston Celtics for the remainder of his life. For such services, Mr. Auerbach will receive compensation totaling $250,000 per year for his lifetime. In fiscal 1998, 1997 and 1996, Mr. Auerbach received bonus payments totaling $500,000, $600,000 and $100,000, respectively. In the event of Mr. Auerbach's death, his wife shall be entitled to receive for the balance of her life monthly payments equal to those that would have otherwise been paid to Mr. Auerbach. Mr. Auerbach shall advise the Boston Celtics with respect to, among other things, the team's selections in the NBA college draft, evaluation of college and professional players and the performance of the team and the players for as long as he is physically able to perform such services.

      Under an agreement dated May 6, 1997, Rick Pitino agreed to serve as President and Director of Basketball Operations of CLP through May 6, 2007, and as Head Coach of the team for the first six full NBA seasons of the agreement (through the 2002-03 season). In connection with the Reorganization, this contract was assigned to Celtics Basketball. Under the agreement, Mr. Pitino will receive annual salaries of $6,750,000 through May 6, 2003 and $2,000,000 through May 6, 2007. Mr. Pitino was also granted a bonus in the amount of $600,000, payable on the earlier of May 6, 2003 or upon a change in control of CLP. In addition, in the event of a Change in Control as defined in the agreement, Mr. Pitino will receive the lesser of $22,000,000 or any unpaid amounts for the remainder of the term of the agreement. The Reorganization was not a Change in Control as defined in Mr. Pitino's employment agreement.

Compensation Committee Interlocks and Insider Participation

      The non-management directors of the Audit Committee of the Board, Messrs. Leithead and Marsh, performed the functions of a compensation committee during the year ended June 30, 1998. Neither of the non-management directors was, during the year ended June 30, 1998 or previously, an officer or employee of the Partnership or any of its subsidiaries or had any affiliated relationship requiring disclosure.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the Partnership's Units beneficially owned on September 18, 1998 by (i) each person who is known by the Partnership to beneficially own more than five percent (5%) of the outstanding Units, (ii) each director of BCLP GP, (iii) each executive named in the Summary Compensation Table and (iv) all directors and executive officers of BCLP GP as a group. All information with respect to beneficial ownership is based solely on information furnished by the respective Unitholders to the Partnership.


                                                             Percent of
        5% Unitholders,                      Number of      Outstanding
Directors and Executive Officers               Units          Units(1)
--------------------------------             ---------      -----------

Don F. Gaston and Paula B. Gaston               200 (2)           *
33 East 63rd Street
New York, New York 10021

Paul E. Gaston                                  100 (3)           *
33 East 63rd Street
New York, New York 10021

John H.M. Leithead                                0               *
33 East 63rd Street
New York, New York 10021

John B. Marsh, III                              500               *
33 East 63rd Street
New York, New York 10021

Stephen C. Schram                               900               *
33 East 63rd Street
New York, New York 10021

Richard G. Pond                                   0               *
151 Merrimac Street
Boston, Massachusetts 02114

David R. Murphey, III                       525,400             19.4%
Murphey Capital, Inc.
P.O. Box 18065
Tampa, Florida 33681-8065

All directors and executive officers
 as a group (6 persons)                         800               *

___________________
<F*>  Less than one percent.
<F1>  Percent of Outstanding Units for a particular Unitholder will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner.
<F2>  Includes 100 Units held by Brookwood Investments Limited Partnership, a partnership owned by Don F. and Paula B. Gaston of which Don F.
      Gaston is the General Partner.  Does not include 100 Units held by
      Walcott Partners L. P.  See Note (3) below.
<F3>  Includes 100 Units held by Walcott Partners L. P., a Gaston family partnership.  The General Partners of Walcott Partners L.P. are Paul
      E. Gaston and  Draycott, Inc., of which Paul E. Gaston is the only stockholder, officer and director.  For the purpose of this table, Mr.
      Paul E. Gaston is deemed to be the beneficial owner of these Units.


Unless otherwise indicated, all parties have both exclusive voting and investing power.

Item 13.  Certain Relationships and Related Transactions

      In 1998, BCLP II reimbursed Conanicut Aircraft, Inc. ("Conanicut"), a company wholly owned by Paul E. Gaston who is its only officer and director, $69,453 for the business use in the fiscal year ended June 30, 1998 of an aircraft based on standard charter rates for comparable aircraft. The reimbursement was reviewed and approved by the Audit Committee of the Board of Directors of Celtics, Inc. Paul E. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter.

      Management fee obligations of $1,577,000, $820,000 and $1,555,000 applicable to BCC were charged to operations during the years ended June 30, 1998, 1997 and 1996, respectively. BCC receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989.

      On June 30, 1998, BCLP entered into a management services agreement by and between BCLP II, CLP, Celtics Pride G.P., Celtics Capital Corporation, BCCLP Holding Corporation, Castle Creek, Celtics Basketball Holdings and Celtics Basketball. The agreement provides that Celtics Basketball will provide certain management and corporate services on behalf of the other entities, and will charge a fee to the other entities for these services based on the cost of the actual services to Celtics Basketball. Although no such services were provided and no fees were charged under this agreement for the period from April 13, 1998 (date of formation) to June 30, 1998, it is anticipated that certain services will be provided and fees will be paid by the Partnership under this agreement commencing July 1, 1998.


                                   PART IV

Item 14.  Exhibits, and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:

            1.  Financial Statements:

The financial statements listed in the accompanying List of Financial Statements and Financial Statement Schedules are filed as part of this report.

            2.  Exhibits:

The Exhibits listed below are filed as part of this report.

      (3)   (a)   --   Certificate of Limited Partnership of Boston Celtics
                       Limited Partnership II, as amended.1

            (b)   --   Agreement of Limited Partnership of Boston Celtics
                       Limited Partnership II.(1)

            (c)   --   Certificate of Limited Partnership of Boston Celtics
                       Limited Partnership.

            (d)   --   Agreement of Limited Partnership of Boston Celtics
                       Limited Partnership.(12)

            (e)   --   First Amendment to Amended and Restated Agreement of
                       Limited Partnership of Boston Celtics Limited
                       Partnership II.(2)

            (f)   --   Certificate of Amendment of Certificate of Limited
                       Partnership of Boston Celtics Limited Partnership, changing the name of Boston Celtics Limited
                       Partnership II from its former name of "Boston Celtics
                       Limited Partnership".

            (g)   --   Certificate of Amendment of Certificate of Limited
                       Partnership of Boston Celtics Limited Partnership II, changing the name of Boston Celtics Limited Partnership from its former name of "Boston Celtics Limited
                       Partnership II".

            (h)   --   Certificate of Incorporation of BCLP GP, Inc., dated
                       April 13, 1998.(11)

            (i)   --   By-Laws of BCLP GP, Inc.(11)

            (j)   --   Certificate of Amendment, dated June 29, 1998,
                       changing the name of BCLP GP, Inc. from its former name of "BCLP II GP, Inc."

            (k)   --   Certificate of Incorporation of BCLP II GP, Inc.,
                       dated April 13, 1998.(11)

            (l)   --   By-Laws of BCLP II GP, Inc.(11)

            (m)   --   Certificate of Amendment, dated June 29, 1998,
                       changing the name of BCLP II GP, Inc. from its former name of "BCLP GP, Inc."

      (4)   (a)   --   Form of Unit Certificate Representing Limited
                       Partnership Interest of BCLP.(1)

            (b)   --   Form of Indenture between Boston Celtics Limited
                       Partnership and Chase Manhattan Bank, as Trustee, dated as of June 30, 1998.(11)

     (10)   (a)   --   Form of Transfer Agent Agreement by and among Boston
                       Celtics Limited Partnership, The First National Bank of Boston, N.A., Celtics, Inc. and BC ALP, Inc.(1)

            (b)   --   Joint Venture Agreement by and among NBA member
                       organizations.(1)

            (c)   --   Constitution and By-laws of the National Basketball
                       Association.(1)

            (d)   --   Collective bargaining agreement, dated as of November
                       1, 1988, between the NBA and the National Basketball
                       Players Association.(3)

            (e)   --   License/Lease Agreement dated April 4, 1990 between
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment previously granted).(2)

            (f)   --   Office Lease Agreement dated April 4, 1990 between
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment previously granted).(2)

            (g)   --   Letter Agreement dated April 4, 1990 between the
                       Boston Celtics Limited Partnership and New Boston
                       Garden Corporation (confidential treatment granted).(2)

            (h)   --   Credit Agreement among Celtics Limited Partnership
                       ("CLP"), Boston Celtics Limited Partnership ("BCLP") and Shawmut Bank, N.A. ("Shawmut"), dated as of January 21, 1993.(4)

            (i)   --   Revolving Credit Note from CLP to Shawmut, dated as
                       of January 21, 1993.(4)

            (j)   --   Security Agreement between CLP and Shawmut, dated as
                       of January 21, 1993.(4)

            (k)   --   Unit Option Agreement dated December 31, 1993 by and
                       between Boston Celtics Limited Partnership and Paul
                       E. Gaston.(5)

            (l)   --   Unit Option Agreement dated December 31, 1993 by and
                       between Boston Celtics Limited Partnership and
                       Stephen C. Schram.(5)

            (m)   --   Unit Redemption Agreement dated August 30, 1995
                       between Boston Celtics Limited Partnership and Alan
                       N. Cohen.(6)

            (n)   --   Unit Redemption Agreement dated August 30, 1995
                       between Boston Celtics Limited Partnership and Gordon
                       Cohen.(6)

            (o)   --   Unit Redemption Agreement dated August 30, 1995
                       between Boston Celtics Limited Partnership and Laurie
                       Cohen-Fenster.(6)

            (p)   --   Promissory Note dated August 1, 1995 by BCLP to Alan
                       N. Cohen.(6)

            (q)   --   Promissory Note dated August 1, 1995 by BCLP to Alan
                       N. Cohen.(6)

            (r)   --   Consulting Agreement dated August 30, 1995 between
                       Celtics Limited Partnership and Alan N. Cohen.(6)

            (s)   --   Restricted Unit Agreement dated June 28, 1996 between
                       Boston Celtics Limited Partnership and Paul E.
                       Gaston.(7)

            (t)   --   Letter from Paul Gaston electing to accept all
                       incentive compensation for 1996 in restricted units.(7)

            (u)   --   Letter Agreement dated June 30, 1997 between Boston
                       Celtics Limited Partnership and Paul E. Gaston pertaining to the election to exchange options to purchase Limited Partnership Units for Restricted
                       Units.(8)

            (v)   --   Credit Agreement dated as of December 15, 1997 by and
                       between Celtics Limited Partnership as the Borrower,
                       Boston Celtics Limited Partnership and Citizens Bank of Massachusetts as the Lender.(9)

            (w)   --   Amended and Restated Agreement and Plan of
                       Reorganization, dated as of June 5, 1998, among Boston Celtics Limited Partnership, Boston Celtics
                       Limited Partnership II, Castle Creek Partners, L.P.,
                       Celtics Limited Partnership, Celtics, Inc., BCLP II
                       GP, Inc., Castle Creek Partners GP, Inc., Boston
                       Celtics Corporation, and Celtics Capital
                       Corporation.(11)

            (x)   --   Agreement and Plan of Merger of BCLP Merger, Inc.,
                       Boston Celtics Limited Partnership and Boston Celtics
                       Limited Partnership II, dated as of June 29,
                       1998.(11)

            (y)   --   Credit Agreement between Boston Celtics Limited
                       Partnership and Citizens Bank of Massachusetts, dated as of May 20, 1998.(10)

     (27)  Financial Data Schedule

___________________
(1) Incorporated by reference from the exhibits filed with the Partnership's registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 33-9796).
(2) Incorporated by reference from the exhibits filed with the Report on Form 10-K of the Registrant filed with the Securities and Exchange Commission for the year ended June 30, 1990.
(3) Incorporated by reference from exhibits filed with the Partnership's report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1989.
(4) Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on January 22, 1993 (File No. 0-19324).
(5) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-19324).
(6) Incorporated by reference to the exhibits filed with the report on Form 8-K filed with the Securities and Exchange Commission on August 31, 1995 (File No. 0-19324).
(7) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 27, 1996 (File No. 0-19324).
(8) Incorporated by reference to the exhibits filed with the report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1997 (File No. 0-19324).
(9) Incorporated by reference to the exhibits filed with the report on Form 10-Q filed with the Securities and Exchange Commission on February 6, 1998 (File No. 0-19324).
(10) Incorporated by reference from the exhibits filed with the Schedule 13E-3 filed by Boston Celtics Limited Partnership (File No. 5-37799).
(11) Incorporated by reference from the exhibits filed with the report on Form S-4 filed with the Securities and Exchange Commission on April 17, 1998, as amended (File No. 333-50367).
(12) Incorporated by reference to the exhibits filed with the Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998 (File No. 0-19324).

      (b) Reports on Form 8-K filed in the fourth quarter of 1998 - Form 8-K dated May 14, 1998, reporting, in response to Item 5, on the consummation of the Reorganization.

      (c) Exhibits - The response to this portion of Item 14 is filed as a part of this report.

      (d)   Financial Statement Schedules - The response to this portion of
Item 14 is filed as part of this report.



                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                              FINANCIAL STATEMENTS
                                CERTAIN EXHIBITS
                            YEAR ENDED JUNE 30, 1998

                       BOSTON CELTICS LIMITED PARTNERSHIP

                             BOSTON, MASSACHUSETTS



FORM 10-K -- ITEM 14(a)(1) and (2)

BOSTON CELTICS LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:


Boston Celtics Limited Partnership and Subsidiaries

      Consolidated Balance Sheet at June 30, 1998.

      Notes to Consolidated Balance Sheet.


Boston Celtics Limited Partnership II and Subsidiaries

      Consolidated Balance Sheets at June 30, 1998 and 1997.

      Consolidated Statements of Income for each of the three years in the period ended June 30, 1998.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 1998.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 1998.

      Notes to Consolidated Financial Statements.


Celtics Basketball Holdings, L.P. and Subsidiary

      Consolidated Balance Sheet at June 30, 1998.

      Notes to Consolidated Balance Sheet.



      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.



                         Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership

We have audited the accompanying consolidated balance sheet of Boston Celtics Limited Partnership and Subsidiaries as of June 30, 1998. This balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership and Subsidiaries at June 30, 1998 in conformity with generally accepted accounting principles.


                                        /s/ Ernst & Young LLP
                                        ---------------------------------------

Boston, Massachusetts
September 18, 1998


                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                           Consolidated Balance Sheet
                                 June 30, 1998


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                    $ 8,468,286
  Marketable securities                                          1,041,446
  Other short-term investments                                  81,114,266
  Prepaid expenses and other current assets                        302,900
                                                               -----------
TOTAL CURRENT ASSETS                                            90,926,898

PROPERTY AND EQUIPMENT, net                                         23,516
OTHER ASSETS                                                     1,096,129
                                                               -----------
                                                               $92,046,543
                                                               ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                        $ 1,102,496
  Due to related parties                                         3,036,184
  Federal and state income taxes payable                           733,800
  Notes payable                                                 17,538,780
                                                               -----------
TOTAL CURRENT LIABILITIES                                       22,411,260

DEFERRED FEDERAL AND STATE INCOME TAXES                          9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                      30,000,000
SUBORDINATED DEBENTURES                                         32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS BASKETBALL
 HOLDINGS, L.P.                                                 29,865,364

PARTNERS' CAPITAL (DEFICIT), authorized 25,000,000 units
 of limited partnership interest, issued and outstanding
 2,703,664 units
  Boston Celtics Limited Partnership
    General Partner                                                290,166
    Limited Partners                                           (34,329,896)
                                                               -----------
                                                               (34,039,730)
  Boston Celtics Limited Partnership II - General Partner          210,292
  Celtics Limited Partnership - General Partner                    262,554
  Boston Celtics Communications Limited Partnership -
   General Partner                                                 641,228
                                                               -----------
TOTAL PARTNERS' CAPITAL (DEFICIT)                              (32,925,656)
                                                               -----------
                                                               $92,046,543
                                                               ===========


See notes to consolidated balance sheet.


                       BOSTON CELTICS LIMITED PARTNERSHIP
                                and Subsidiaries
                      Notes to Consolidated Balance Sheet


Note A - Basis of Presentation

Principles of Consolidation: The consolidated balance sheet includes the accounts of Boston Celtics Limited Partnership ("BCLP," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. All intercompany transactions are eliminated in consolidation.

BCLP (formerly "Boston Celtics Limited Partnership II") is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Boston Celtics Limited Partnership II (formerly "Boston Celtics Limited Partnership") ("BCLP II"). Pursuant to the reorganization of BCLP II (the "Reorganization"), which was completed on June 30, 1998, BCLP owns a 99% limited partnership interest in BCLP II. The 1% general partner of BCLP is BCLP GP, Inc., and its 99% limited partnership interest is comprised of 2,703,664 publicly held units.

BCLP held no material assets and was not engaged in operations from its date of formation until the completion of the Reorganization on June 30, 1998. Upon completion of the Reorganization, BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P., ("Celtics Basketball Holdings") which, through a 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method, and accordingly, the investment is carried at cost, increased by equity in earnings of Celtics Basketball Holdings and reduced by distributions received.


Note B - Significant Accounting Policies

Cash Equivalents: Cash equivalents represent short-term investments with maturities at the date of purchase of three months or less. Marketable securities represent investments with maturities greater than three months.

Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents, short-term investments and marketable securities. The Partnership's cash equivalents, short-term investments and marketable securities represent investments with relatively short maturities in the securities of highly rated financial institutions and United States government entities.

Marketable Securities and Other Short Term Investments: The Partnership accounts for marketable securities and other short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities are classified as securities to be held to maturity, for trading, or available-for-sale.

Financial Instruments: The carrying value of financial instruments such as cash equivalents and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments and the variable interest rate.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of five years using the straight-line method of depreciation.

Income Taxes: BCLP is a partnership that is taxed as a corporation. No provision for income taxes is required by BCLP and its subsidiaries for the period ended June 30, 1998, as they had not engaged in any business operations during that period. Effective July 1, 1998, BCLP and its subsidiary corporations will report their income tax provision, including the income (losses) of subsidiary partnerships, using the liability method in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. The Partnership believes that the adoption of Statement 130 will not have a material impact on the Partnership's consolidated financial statements.


Note C - Reorganization of Boston Celtics Limited Partnership II

In connection with the Reorganization, BCLP II unitholders were given an option of exchanging their units of interest in BCLP II for units of limited partnership interest in Castle Creek Partners, L.P. ("Castle Creek"), a privately held partnership formed in connection with the Reorganization, on a 100-for-one basis. BCLP II would then contribute to Castle Creek the percentage of its net assets, subject to certain adjustments, corresponding to the percentage of BCLP II unitholders that elected to receive Castle Creek interests (the "Proportionate Election"). BCLP II's net assets consisted primarily of investment assets and, through a subsidiary, the assets of the Boston Celtics. In exchange for the contribution of assets to Castle Creek, BCLP II was to receive limited partnership interests in Castle Creek, which they subsequently would distribute to BCLP II unitholders electing to receive Castle Creek interests in the Reorganization.

In anticipation of the contribution of assets to Castle Creek, BCLP II contributed $41,022,067 of investment assets to Castle Creek in May 1998 based on an estimate of the Proportionate Election. When the Reorganization election was complete on June 30, 1998 and the Proportionate Election was finalized at 51.68719%, it was determined that BCLP II needed to contribute an additional $3,036,184 of assets to Castle Creek to reflect the Proportionate Election. This amount has been classified as due to related parties on the consolidated balance sheet.


Note D - Investment in Capital Deficiency of Celtics Basketball Holdings, L.P.

BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, L.P., its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method.

Summary balance sheet data for Celtics Basketball Holdings at June 30, 1998 is as follows (amounts in thousands):


Current assets                                           $ 9,867
Current liabilities                                       27,508
Total assets                                              25,255
Notes payable to bank - noncurrent portion                50,000
Deferred compensation - noncurrent portion                 8,962
Other noncurrent liabilities                                 600
Partners' capital (deficit)                              (61,815)

Summary income statement data for the Boston Celtics professional basketball team for the year ended June 30, 1998 is as follows (amounts in thousands):


Total revenues                                           $75,680
Total costs and expenses                                  54,110
Interest income (expense), net                            (3,067)
                                                         -------
Net income                                               $18,503
                                                         =======


Note E - Marketable Securities and Other Short Term Investments

Marketable securities at June 30, 1998 consisted of U.S. government securities recorded at cost, which approximates market value. These securities mature in less than one year. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The Partnership had no gross realized gains or losses on available-for-sale securities and had no unrealized holding gains or losses on available-for-sale securities recorded as a separate component of Partners' Capital (Deficit).

Other short term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no unrealized gains or losses in any of these investments at June 30, 1998.


Note F - Property and Equipment

Property and equipment consists of the following at June 30, 1998:


Furniture and fixtures                                    $45,473
Less:  accumulated depreciation                           (21,957)
                                                          -------
Net property and equipment                                $23,516
                                                          =======


Note G - Notes Payable

On August 30, 1995 BCLP II redeemed an aggregate of 758,444 units representing assignments of beneficial ownership of limited partnership interest in BCLP II. The redeemed units were beneficially owned by a principal unitholder and his family. The principal unitholder received two notes from BCLP II in exchange for 668,144 units acquired by BCLP II from him. The two notes have an aggregate initial face amount of $14,365,096 equal to $21.50 per unit for each unit acquired from him. The two notes, which are due and payable on July 1, 2000 (unless prepaid earlier pursuant to mandatory prepayment provisions contained therein) also provide that the amounts to be paid to such unitholder pursuant to the terms of the notes will be increased by specified amounts on each July 1 during their term. If the principal unitholder holds the two notes until July 1, 2000, he would be entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes bear interest payable quarterly at the rate of 7.76% per annum. At June 30, 1998, the aggregate balance of the notes, including scheduled increases in the note balances, amounted to $17,538,780. Under the terms of the redemption, the principal unitholder's family members were paid $1,941,450, equal to $21.50 in cash for each of the 90,300 units acquired from them.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which is reserved until the repayment of notes payable related to the redeemed BCLP II Units described in the preceding paragraph. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (6.39922% at June 30, 1998). As of June 30, 1998, $30,000,000 was outstanding under the revolving credit agreement, which is payable upon maturity of the agreement.

The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain assets of CCC. The revolving credit agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.


Note H - Subordinated Debentures

In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each BCLP II unit with respect to which a BCLP II Unitholder elected to receive subordinated debentures. In the Reorganization, BCLP II Unitholders elected to receive subordinated debentures with respect to 2,703,664 former BCLP II units.

The subordinated debentures have been recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 will be amortized over the 40-year life of the debentures using the interest method.

The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999. The subordinated debentures mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

Note I - Commitments and Contingencies

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, its former general partner (Celtics, Inc.), and the directors of Celtics, Inc. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss one of the complaints on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Partnership is seeking to consolidate these Complaints.

Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

Effective June 30, 1998, the Board of Governors of the NBA voted to reopen the collective bargaining agreement ("Collective Bargaining Agreement") between the NBA and the NBA Players Association (the "NBPA"). Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of September 18, 1998, no agreement has been reached. In the event that the lockout extends into the 1998-99 season, NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest) for any games that are canceled as a result of the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players with respect to the 1998-99 season. The NBPA has disputed the NBA's position on this matter, and both the NBA and the NBPA have presented their cases to an independent arbitrator, who will make his ruling no later than the middle of October 1998. As of September 18, 1998, the arbitrator has not ruled on this matter. Prior to the lockout, the Boston Celtics had made salary commitments to its players under contract for the 1998-99 season totaling approximately $18,801,000.

Although the ultimate outcome of this matter cannot be determined at this time, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, if NBA teams, including the Boston Celtics, are required to honor the player contracts for the 1998-99 season and beyond without agreeing to a new collective bargaining agreement or without ending the lockout, which would result in the loss of games, the Partnership's financial condition and results of operations will be materially and adversely affected.


Note J - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service.

Note K - Income Taxes

Components of deferred tax liabilities and assets at June 30, 1998 are as follows (000's omitted):

                                                                             June 30
                                                                  -----------------------------
                                                                   1998       1997       1996
                                                                  -----------------------------

Deferred tax assets:
Difference between tax and financial statement bases
 of the assets and liabilities of BCLP and subsidiaries
 at date of Reorganization related to:
   National Basketball Association Franchise                      $ 5,376
   Deferred compensation                                            3,977
   Intangible assets                                                  950
                                                                  -----------------------------
                                                                   10,303
   Less valuation allowance                                       (10,303)
                                                                  -----------------------------
Net deferred tax assets                                                 0
                                                                  -----------------------------

Deferred tax liabilities:
  Financial statement basis in excess of tax basis of
   assets related to restructuring of BCCLP completed
   in 1996                                                         20,100    $20,100    $20,100
  Less amount assumed by Castle Creek Partners, L.P. as
   a result of indemnities in the Merger Agreement of the
   Reorganization                                                 (10,389)
                                                                  -----------------------------
Net deferred tax liabilities                                        9,711     20,100     20,100
                                                                  -----------------------------

Total deferred tax liabilities                                    $ 9,711    $20,100    $20,100
                                                                  =============================

The net deferred tax liabilities represent the tax-effected difference between the tax and financial statement bases of the net assets of Holdings and CII, and relate to Holdings or subsidiary partnerships BCCLP and BCBLP. The net deferred tax assets relate to different entities. As a result, the deferred tax assets and liabilities do not necessarily offset and are evaluated separately. Because of the uncertainty of realization, a valuation allowance has been established for the deferred tax assets.


                         Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership II

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership II (formerly Boston Celtics Limited Partnership) and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership II and Subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP
                                       ----------------------------------------

Boston, Massachusetts
September 18, 1998


                     BOSTON CELTICS LIMITED PARTNERSHIP II
                                and Subsidiaries
                          Consolidated Balance Sheets

                                                                  June 30,        June 30,
ASSETS                                                              1998            1997
                                                                 ---------------------------

CURRENT ASSETS
  Cash and cash equivalents                                      $ 8,268,186    $  6,498,739
  Marketable securities                                            1,041,446      42,572,683
  Other short-term investments                                    81,114,266      49,671,153
  Accounts receivable                                                              2,667,438
  Prepaid federal and state income taxes                                             432,895
  Prepaid expenses and other current assets                          212,734       1,958,238
                                                                 ---------------------------
TOTAL CURRENT ASSETS                                              90,636,632     103,801,146

PROPERTY AND EQUIPMENT, net                                           23,516         909,416
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of
 amortization of $2,159,360                                                        4,010,221
OTHER ASSETS                                                       1,096,129      10,478,873
                                                                 ---------------------------
                                                                 $91,756,277    $119,199,656
                                                                 ---------------------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                          $ 1,102,296    $ 12,877,723
  Due to related parties                                           3,036,184
  Deferred game revenues                                                           5,584,848
  Federal and state income taxes payable                             733,800
  Notes payable to bank - current portion                                          2,500,000
  Notes payable                                                   17,538,780      16,409,617
  Deferred compensation - current portion                                          1,767,263
                                                                 ---------------------------
TOTAL CURRENT LIABILITIES                                         22,411,060      39,139,451

DEFERRED FEDERAL AND STATE INCOME TAXES                            9,710,875      20,100,000
NOTES PAYABLE TO BANK - noncurrent portion                        30,000,000      47,500,000
SUBORDINATED DEBENTURES                                           32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                        29,865,364
DEFERRED COMPENSATION - noncurrent portion                                        10,380,296
OTHER NON-CURRENT LIABILITIES                                                      9,870,000

PARTNERS' CAPITAL (DEFICIT), authorized 25,000,000 units
 of limited partnership interest, issued 2,703,664 units
 in 1998 and 6,399,722 units in 1997, outstanding
 2,703,664 units in 1998 and 5,346,164 units in 1997
  Boston Celtics Limited Partnership II -
    General Partner                                                  210,292         226,817
    Limited Partners                                             (34,329,796)     (8,527,928)
                                                                 ---------------------------
                                                                 (34,119,504)     (8,301,111)
Celtics Limited Partnership - General Partner                        262,554        (129,866)
Boston Celtics Communications Limited Partnership - General
 Partner                                                             641,228         640,886
                                                                 ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                (33,215,722)     (7,790,091)
                                                                 ---------------------------
                                                                 $91,756,277    $119,199,656
                                                                 ---------------------------


See notes to consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP II
                                and Subsidiaries
                       Consolidated Statements of Income

                                                                        For the Year Ended
                                                             -----------------------------------------
                                                              June 30,       June 30,       June 30,
                                                                1998           1997           1996
                                                             -----------------------------------------
Revenues:
  Basketball regular season -
    Ticket sales                                             $39,107,960    $31,813,019    $35,249,625
    Television and radio broadcast rights fees                28,002,469     23,269,159     22,071,992
    Other, principally promotional advertising                 8,569,485      7,915,626      7,458,651
                                                             -----------------------------------------
                                                              75,679,914     62,997,804     64,780,268
                                                             -----------------------------------------
Costs and expenses:
  Basketball regular season -
    Team                                                      40,401,643     40,941,156     27,891,264
    Game                                                       2,820,107      2,386,042      2,606,218
  General and administrative                                  13,464,566     13,913,893     15,053,333
  Selling and promotional                                      4,819,478      4,680,168      2,973,488
  Depreciation                                                   208,162        189,324        140,894
  Amortization of NBA franchise and other intangible
   assets                                                        165,035        164,702        164,703
                                                             -----------------------------------------
                                                              61,878,991     62,275,285     48,829,900
                                                             -----------------------------------------
                                                              13,800,923        722,519     15,950,368
Interest expense                                              (6,017,737)    (5,872,805)    (6,387,598)
Interest income                                                6,402,366      6,609,541      8,175,184
Net realized gains (losses) on disposition of marketable
 securities and other short-term investments                     (18,235)       361,051       (101,138)
                                                             -----------------------------------------
Income from continuing operations before income taxes         14,167,317      1,820,306     17,636,816
Provision for income taxes                                     1,900,000      1,400,000      1,850,000
                                                             -----------------------------------------
Income from continuing operations                             12,267,317        420,306     15,786,816
Discontinued operations:
Income from discontinued operations (less  applicable
 income taxes of $30,000)                                                                       82,806
Gain from disposal of discontinued operations (less
 applicable income taxes of $17,770,000)                                                    38,330,907
                                                             -----------------------------------------
Net income                                                    12,267,317        420,306     54,200,529
Net income applicable to interests of General Partners           306,216         62,246      1,291,014
                                                             -----------------------------------------
Net income applicable to interests of Limited Partners       $11,961,101    $   358,060    $52,909,515
                                                             =========================================

Per unit:
  Income from continuing operations-basic                          $2.45          $0.07          $2.68
  Income from continuing operations-diluted                        $2.17          $0.06          $2.59
  Net income-basic                                                 $2.45          $0.07          $9.18
  Net income-diluted                                               $2.17          $0.06          $8.89

Distributions declared                                             $2.00          $1.00          $1.50


See notes to consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP II
                                and Subsidiaries
             Consolidated Statements of Partners' Capital (Deficit)

                                                                                                Limited Partners
                                                                                           --------------------------
                                                                              Total          Units          Amount
                                                                          -------------------------------------------

BALANCE AT JUNE 30, 1995                                                  $(15,720,447)    6,399,722     $(15,690,191)
Net income for the year ended June 30, 1996                                 54,200,529                     52,909,515
Distributions:
  Cash to unitholders - $1.50 per unit                                      (8,547,925)                    (8,461,917)
  Cash by Boston Celtics Broadcasting Limited Partnership to Celtics
   Communications, Inc. (General Partner's Share)                             (152,887)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)                                                  (200,000)
Sale of General Partner's interest in Boston Celtics Broadcasting
 Limited Partnership                                                            13,705
Purchase of units for the treasury                                         (16,306,546)     (758,444)      (16,306,546)
Issuance of units from the treasury                                          3,658,363       234,886         3,658,363
Unrealized loss on marketable securities                                      (424,523)                       (420,768)
                                                                          --------------------------------------------
BALANCE AT JUNE 30, 1996                                                    16,520,269     5,876,164        15,688,456
Net income for the year ended June 30, 1997                                    420,306                         358,060
Distributions:
  Cash to unitholders - $1.00 per unit                                      (5,935,876)                     (5,876,164)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)                                                   (95,000)
Purchase of units for the treasury                                         (22,880,000)     (780,000)      (22,880,000)
Issuance of units from the treasury                                          4,331,250       250,000         4,331,250
Unrealized loss on marketable securities                                      (151,040)                       (149,530)
                                                                          --------------------------------------------
BALANCE AT JUNE 30, 1997                                                    (7,790,091)    5,346,164        (8,527,928)
Net income for the year ended June 30, 1998                                 12,267,317                      11,961,101
Exercise of options to purchase units of Partnership interest                5,156,250       250,000         5,156,250
Distributions:
  Subordinated Debentures to unitholders                                   (32,984,700)                    (32,984,700)
  Cash to unitholders - $2.00 per unit                                      (8,104,186)                     (8,049,828)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)                                                  (105,000)
  Investment in Celtics Basketball Holdings by Celtics Limited
   Partnership to Boston Celtics Corporation                                   319,513
  Investment in Castle Creek Partners, G.P. to Celtics, Inc.                   (83,682)
  Units of interest in Castle Creek Partners, L.P. to unitholders
   pursuant to Reorganization and cancellation of related units            (12,342,790)   (2,892,500)      (12,342,790)
Contribution from BCLP Merger, Inc.                                                100                             100
Assumption of deferred tax liability by Castle Creek Partners, L.P.         10,389,125                      10,389,125
Purchase of units for the treasury                                              (7,147)
Unrealized gain on marketable securities                                        69,569                          68,874
                                                                          --------------------------------------------
BALANCE AT JUNE 30, 1998                                                  $(33,215,722)    2,703,664      $(34,329,796)
                                                                          ============================================


See notes to consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP II
                                and Subsidiaries
             Consolidated Statements of Partners' Capital (Deficit)
                                  (continued)

                                                                                    General Partners' Interests
                                                                          -----------------------------------------------
                                                                                        Boston Celtics
                                                                                           Limited        Celtics Limited
                                                                            Total       Partnership II      Partnership
                                                                          -----------------------------------------------

BALANCE AT JUNE 30, 1995                                                  $  (30,256)     $(160,255)        $(105,194)
Net income for the year ended June 30, 1996                                1,291,014        534,440           212,206
Distributions:
  Cash to unitholders - $1.50 per unit                                       (86,008)       (86,008)
  Cash by Boston Celtics Broadcasting Limited Partnership to Celtics
   Communications, Inc. (General Partner's Share)                           (152,887)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)                                                (200,000)                        (200,000)
Sale of General Partner's interest in Boston Celtics Broadcasting
 Limited Partnership                                                          13,705
Purchase of units for the treasury
Issuance of units from the treasury
Unrealized loss on marketable securities                                      (3,755)        (3,755)
                                                                          -------------------------------------------
BALANCE AT JUNE 30, 1996                                                     831,813        284,422           (92,988)
Net income for the year ended June 30, 1997                                   62,246          3,617            58,122
Distributions:
  Cash to unitholders - $1.00 per unit                                       (59,712)       (59,712)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)                                                 (95,000)                         (95,000)
Purchase of units for the treasury
Issuance of units from the treasury
Unrealized loss on marketable securities                                      (1,510)        (1,510)
                                                                          -------------------------------------------
BALANCE AT JUNE 30, 1997                                                     737,837        226,817          (129,866)
Net income for the year ended June 30, 1998                                  306,216        120,820           185,054
Exercise of options to purchase units of Partnership interest
Distributions:
  Subordinated Debentures to unitholders
  Cash to unitholders - $2.00 per unit                                       (54,358)       (54,358)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)                                                (105,000)                        (105,000)
  Investment in Celtics Basketball Holdings to Boston Celtics
   Corporation                                                               319,513                          319,513
  Investment in Castle Creek Partners, G.P. to Celtics, Inc.                 (83,682)       (83,682)
  Units of interest in Castle Creek Partners, L.P. to unitholders pursuant to Reorganization and cancellation of related units
Contribution from BCLP Merger, Inc.
Assumption of deferred tax liability by Castle Creek Partners, L.P.
Purchase of units for the treasury                                            (7,147)                          (7,147)
Unrealized gain on marketable securities                                         695            695
                                                                          -------------------------------------------
BALANCE AT JUNE 30, 1998                                                  $1,114,074      $ 210,292         $ 262,554
                                                                          ===========================================


                     BOSTON CELTICS LIMITED PARTNERSHIP II
                                and Subsidiaries
             Consolidated Statements of Partners' Capital (Deficit)
                                  (continued)

                                                                              General Partners' Interests
                                                                            --------------------------------
                                                                            Boston Celtics    Boston Celtics
                                                                            Communications    Broadcasting
                                                                               Limited           Limited
                                                                             Partnership       Partnership
                                                                            --------------------------------

BALANCE AT JUNE 30, 1995                                                      $ 96,791           $138,402
Net income for the year ended June 30, 1996                                    543,588                780
Distributions:
  Cash to unitholders - $1.50 per unit
  Cash by Boston Celtics Broadcasting Limited Partnership to Celtics
   Communications, Inc. (General Partner's Share)                                                (152,887)
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
  (General Partner's Share)
  Sale of General Partner's interest in Boston Celtics Broadcasting
   Limited Partnership                                                                             13,705
Purchase of units for the treasury
Issuance of units from the treasury
Unrealized loss on marketable securities
                                                                              ---------------------------
BALANCE AT JUNE 30, 1996                                                       640,379                  0
Net income for the year ended June 30, 1997                                        507
Distributions:
  Cash to unitholders - $1.00 per unit
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share) Purchase of units for the treasury
   Issuance of units from the treasury Unrealized loss on marketable securities
                                                                              ---------------------------
BALANCE AT JUNE 30, 1997                                                       640,886                  0
Net income for the year ended June 30, 1998                                        342
Exercise of options to purchase units of Partnership interest
 Distributions:
  Subordinated Debentures to unitholders
  Cash to unitholders - $2.00 per unit
  Cash by Celtics Limited Partnership to Boston Celtics Corporation
   (General Partner's Share)
  Investment in Celtics Basketball Holdings to Boston Celtics
   Corporation
  Investment in Castle Creek Partners, G.P. to Celtics, Inc.
  Units of interest in Castle Creek Partners, L.P. to unitholders pursuant to Reorganization and cancellation of related units
Contribution from BCLP Merger, Inc.
Assumption of deferred tax liability by Castle Creek Partners, L.P.
Purchase of units for the treasury
Unrealized gain on marketable securities
                                                                              ---------------------------
BALANCE AT JUNE 30, 1998                                                      $641,228           $      0
                                                                              ===========================


                     BOSTON CELTICS LIMITED PARTNERSHIP II
                                and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                For the Year Ended
                                                                   --------------------------------------------
                                                                     June 30,        June 30,        June 30,
                                                                       1998            1997            1996
                                                                   --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                   $ 40,147,616    $ 33,132,256    $ 31,322,745
    Television and radio broadcast rights fees                       26,195,503      22,009,139      19,908,800
    Other, principally promotional advertising                        9,068,435       8,141,716       8,424,038
  Basketball playoff receipts                                                                           360,895
                                                                   --------------------------------------------
                                                                     75,411,554      63,283,111      60,016,478
Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                    37,476,899      34,390,240      26,066,875
    Game expenses                                                     2,706,673       2,273,709       2,481,007
  Basketball playoff expenses
  General and administrative expenses                                13,442,475      15,650,961      13,996,805
  Selling and promotional expenses                                    4,974,501       3,730,578       1,333,238
                                                                   --------------------------------------------
                                                                     58,600,548      56,045,488      43,877,925
                                                                   --------------------------------------------
                                                                     16,811,006       7,237,623      16,138,553
Interest income                                                       6,459,967       6,319,302       9,553,938
Interest expense                                                     (4,484,886)     (4,422,737)     (4,624,043)
Proceeds from league expansion                                                                        4,490,673
Payment of income taxes                                                (733,306)     (2,372,220)     (4,973,883)
Payment of deferred compensation                                     (1,751,746)     (4,300,147)     (5,226,095)
                                                                   --------------------------------------------
  NET CASH FLOWS FROM CONTINUING OPERATIONS                          16,301,035       2,461,821      15,359,143
  NET CASH FLOWS (USED BY) FROM DISCONTINUED OPERATIONS                                              (2,931,742)
                                                                   --------------------------------------------
  NET CASH FLOWS FROM OPERATING ACTIVITIES                           16,301,035       2,461,821      12,427,401
CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                           (41,399,070)    (43,482,870)    (55,272,268)
    Short-term investments                                         (747,722,323)   (594,400,000)   (116,150,000)
  Proceeds from sales of:
    Marketable securities                                            59,895,502      47,925,944      53,355,561
    Short-term investments                                          697,787,584     617,500,000     103,300,000
  Proceeds from the sale of Boston Celtics Broadcasting
   Limited Partnership                                                                               79,200,000
  Cash portion of net assets of Boston Celtics Broadcasting
   Limited Partnership sold                                                                          (1,602,071)
  Capital expenditures                                                 (384,921)       (136,279)       (796,424)
  Other receipts (expenditures)                                        (116,171)       (441,129)        293,503
                                                                   --------------------------------------------
    NET CASH FLOWS (USED BY) FROM INVESTING ACTIVITIES              (31,939,399)     26,965,666      62,328,301
                                                                   --------------------------------------------
    NET CASH FLOWS (USED BY) FROM OPERATING AND INVESTING
     ACTIVITIES                                                     (15,638,364)     29,427,487      74,755,702


                     BOSTON CELTICS LIMITED PARTNERSHIP II
                                and Subsidiaries
               Consolidated Statements of Cash Flows (Continued)


                                                                                For the Year Ended
                                                                   --------------------------------------------
                                                                     June 30,        June 30,        June 30,
                                                                       1998            1997            1996
                                                                   --------------------------------------------

CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                      80,000,000
  Payment of bank borrowings                                        (50,000,000)                    (80,000,000)
  Purchase of Boston Celtics Limited Partnership units                   (7,147)    (22,880,000)     (1,941,450)
  Proceeds from exercise of options to purchase limited
   partnership units                                                  2,125,000
  Cash distributions:
    To Celtics Basketball, L.P. from Celtics Limited
     Partnership                                                     (6,536,134)
    To its minority interest holder from Boston Celtics
     Broadcasting Limited Partnership                                                                (7,797,244)
    To limited partners of Boston Celtics Limited Partnership        (8,068,908)     (5,935,876)    (18,061,500)
    To General Partners                                                (105,000)        (95,000)       (536,395)
                                                                   --------------------------------------------
  NET CASH FLOWS (USED BY) FROM FINANCING ACTIVITIES                 17,407,811     (28,910,876)   (108,336,589)
                                                                   --------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,769,447         516,611     (33,580,887)
Cash and cash equivalents at beginning of year                        6,498,739       5,982,128      39,563,015
                                                                   --------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  8,268,186    $  6,498,739    $  5,982,128
                                                                   ============================================


NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Contribution of net assets of Celtics Limited Partnership to
   Celtics Basketball L.P. in exchange for limited partnership
   interest in Celtics Basketball L.P.                             $(31,631,779)
  Contribution of short-term investments to Castle Creek
   Partners, L.P. in exchange for units of limited partnership
   interest in Castle Creek Partners, L.P.                         $ 43,617,669
  Contribution payable to Castle Creek Partners, G.P., Inc. in exchange for investment in Castle Creek Partners, G.P.,
   Inc.                                                            $    440,583
  Contribution of limited partnership interest in Celtics
   Basketball L.P. and investment asset to Celtics Basketball
   Holdings L.P. in exchange for limited partnership interest
   in Celtics Basketball Holdings L.P.                             $(38,241,796)
  Distribution by Celtics Limited Partnership of investment
   in Celtics Basketball Holdings to Boston Celtics
   Corporation                                                     $   (319,513)
  Distribution of investment in Celtics Basketball Holdings to
   Castle Creek Partners, L.P. in exchange for units of limited
   partnership interest in Castle Creek Partners, L.P.             $(31,315,462)
  Distribution of investment in Celtics Basketball Holdings to
   Castle Creek Partners, G.P., Inc. in exchange for units of limited partnership interest in Castle Creek Partners, G.P.,
   Inc.                                                            $   (316,318)
  Distribution of investment in Castle Creek Partners, G.P.,
   Inc. to Celtics, Inc.                                           $    (83,682)
  Distribution of units of partnership interest in Castle Creek
   Partners, L.P. to unitholders and subsequent cancellation of
   related Boston Celtics Limited Partnership II units             $ 12,342,790
  Assumption of deferred tax liability by Castle Creek
   Partners, L.P.                                                  $ 10,389,125
  Distribution of subordinated debentures to unitholders           $ 32,984,700
  Conversion of convertible subordinated note payable for
   25% interest in Boston Celtics Broadcasting Limited
   Partnership                                                                                     $ 10,000,000
  Notes payable for acquisition of Boston Celtics Limited
   Partnership units                                                                               $ 14,365,096
  Net non-cash assets of Boston Celtics Broadcasting Limited
   Partnership sold                                                                                $  9,517,608


See notes to consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements


Note A - Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Boston Celtics Limited Partnership II ("BCLP II," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. All intercompany transactions are eliminated in consolidation.

BCLP II is a Delaware limited partnership formed in 1986 as Boston Celtics Limited Partnership. Its general partner was Celtics, Inc. Pursuant to a reorganization of its partnership structure that was completed on June 30, 1998 (the "Reorganization"), the Partnership's name was changed to Boston Celtics Limited Partnership II, and its general partner became BCLP II GP, Inc. ("BCLP II GP"), a wholly owned subsidiary of Celtics, Inc. As a result of the Reorganization, the Partnership's 99% limited partnership interest is owned by Boston Celtics Limited Partnership (a Delaware limited partnership formed in April 1998).

Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team of the National Basketball Association (the "Boston Celtics") and held investments. The Boston Celtics were owned by Celtics Limited Partnership ("CLP"), in which BCLP II has a 99% limited partnership interest.

Upon completion of the Reorganization, the Boston Celtics are owned and operated by Celtics Basketball, L.P., a subsidiary of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"). BCLP II, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings.

Accordingly, the operating results of the Boston Celtics are consolidated in the accompanying financial statements for periods prior to the Reorganization. Effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings, which is accounted for on the equity method, and accordingly, the investment is carried at cost, increased by equity in the earnings of Celtics Basketball Holdings and reduced by distributions received.

Discontinued operations: The consolidated financial statements for fiscal 1996 include the results of operations of the Communications Group, which included Television Station WFXT - Channel 25 of Boston, Massachusetts (sold July 7, 1995) as discontinued operations. Gains on its disposal were also included in discontinued operations. Revenues of discontinued operations were $534,000 for the year ended June 30, 1996.

Note B - Significant Accounting Policies

Cash Equivalents: Cash equivalents represent short-term investments with maturities at date of purchase of three months or less. Marketable securities represent investments with maturities greater than three months.

Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents, short-term investments, marketable securities and accounts receivable. The Partnership's cash equivalents, short-term investments and marketable securities represent investments with relatively short maturities in the securities of highly rated financial institutions and United States government entities. The Partnership performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been consistently within management's expectations.

Marketable Securities and Other Short Term Investments: The Partnership accounts for marketable securities and other short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities are classified as securities to be held to maturity, for trading, or available-for-sale.

Financial Instruments: The carrying value of financial instruments such as cash equivalents, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments and the variable interest rate.

Franchise and Other Intangible Assets: These assets, consisting principally of the National Basketball Association franchise and other intangible assets are being amortized primarily on a straight-line basis over 40 years.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of from five to fifteen years using straight line or accelerated methods of depreciation as appropriate.

Basketball Operations: Revenues, principally ticket sales and television and radio broadcasting fees, generally are recorded as revenues at the time the game to which such proceeds relate is played. Team expenses, principally player and coaches salaries, related fringe benefits and insurance, and game and playoff expenses, principally National Basketball Association attendance assessments and travel, are recorded as expense on the same basis. Accordingly, advance ticket sales and payments on television and radio broadcasting contracts and payments for team and game expenses not earned or incurred are recorded as deferred revenues and deferred expenses, respectively, and amortized ratably as regular season games are played. General and administrative and selling and promotional expenses are charged to operations as incurred.

Stock Options: The Partnership accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Partnership has adopted the disclosure provisions only of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Adoption of SFAS 123 did not have a material impact on the Partnership's financial statements.

Income Taxes: No provision for income taxes is required by the Partnership as its income and expenses are taxable to or deductible by its partners. Celtics Capital Corporation ("CCC"), BCCLP Holding Corporation ("Holdings") and Celtics Investments, Inc. ("CII"), wholly-owned subsidiary corporations of the Partnership, are subject to income taxes and report their income tax provision, including the income (losses) of subsidiary partnerships Boston Celtics Communications Limited Partnership ("BCCLP") and Boston Celtics Broadcasting Limited Partnership ("BCBLP") (prior to the sale of BCBLP on
July 7, 1995), using the liability method in accordance with Financial Accounting Standards Board Statement 109, "Accounting for Income Taxes."
Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. The Partnership believes that the adoption of Statement 130 will not have a material impact on the Partnership's consolidated financial statements.

Note C - Reorganization

In connection with the Reorganization, unitholders were given an option of exchanging their units of interest in BCLP II for units of limited partnership interest in Castle Creek Partners, L.P. ("Castle Creek"), a privately held partnership formed in connection with the Reorganization, on a 100-for-one basis. The Partnership would then contribute to Castle Creek the percentage of its net assets, subject to certain adjustments, corresponding to the percentage of unitholders that elected to receive Castle Creek interests (the "Proportionate Election"). The Partnership's net assets consisted primarily of investment assets and, through a subsidiary, the assets of the Boston Celtics. In exchange for the contribution of assets to Castle Creek, the Partnership was to receive limited partnership interests in Castle Creek, which they subsequently would distribute to BCLP II unitholders electing to receive Castle Creek interests in the Reorganization.

In anticipation of the contribution of assets to Castle Creek, the Partnership contributed $41,022,067 of investment assets to Castle Creek in May 1998 based on an estimate of the Proportionate Election. When the Reorganization election was complete on June 30, 1998 and the Proportionate Election was finalized at 51.68719%, it was determined that the Partnership needed to contribute an additional $3,036,184 of assets to Castle Creek to reflect the Proportionate Election. This amount has been classified as due to related parties on the consolidated balance sheet at June 30, 1998.

Note D - Investment in Capital Deficiency of Celtics Basketball Holdings, L.P.

BCLP II, through its subsidiary partnerships and corporations, owns a 48.3% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, L.P., its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method.

Summary balance sheet data for Celtics Basketball Holdings at June 30, 1998 is as follows (amounts in thousands):


Current assets                                   $ 9,867
Current liabilities                               27,508
Total assets                                      25,255
Notes payable to bank - noncurrent portion        50,000
Deferred compensation - noncurrent portion         8,962
Other noncurrent liabilities                         600
Partners' capital (deficit)                      (61,815)


Summary income statement data for the Boston Celtics professional basketball team for the year ended June 30, 1998 is as follows (amounts in thousands):


Total revenues                                   $75,680
Total costs and expenses                          54,110
Interest income (expense), net                    (3,067)
                                                 -------
Net income                                       $18,503
                                                 =======


Note E - Marketable Securities and Other Short Term Investments

The following is a summary of marketable securities which are classified as available-for-sale securities:

                                                     Gross        Gross        Estimated
                                                   Unrealized   Unrealized        Fair
                                       Cost          Gains        Losses         Value
                                    -----------------------------------------------------
June 30, 1998:
  U.S. government securities        $ 1,036,086     $ 5,360                   $ 1,041,446
                                    -----------------------------------------------------
                                    $ 1,036,086     $ 5,360                   $ 1,041,446
                                    =====================================================
June 30, 1997:
  U.S. corporate debt securities    $16,719,000     $17,734     $ (30,767)    $16,705,967
  U.S. government securities         25,917,892      42,120       (93,296)     25,866,716
                                    -----------------------------------------------------
                                    $42,636,892     $59,854     $(124,063)    $42,572,683
                                    =====================================================


Gross realized gains and losses on available-for-sale securities are as follows:


                                         1998          1997
                                       ----------------------
U.S. corporate debt securities
  Gross realized gains                 $ 45,249      $    521
  Gross realized (losses)               (33,319)      (34,805)
U.S. government securities
  Gross realized gains                   15,433       596,981
  Gross realized (losses)               (45,598)     (201,646)
                                       ----------------------
Net realized gains (losses)            $(18,235)     $361,051
                                       ======================


The net adjustment to unrealized holding gains and losses on available-for-sale securities included as a separate component of Partners' Capital (Deficit) resulted in gains of $69,569 in 1998 and losses of $151,040 in 1997.

The marketable securities owned by the Partnership at June 30, 1998 are due within one year.

Other short term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no unrealized gains or losses in any of these investments at June 30, 1998.

Note F - Property and Equipment

Property and equipment are summarized as follows:


                                            June 30,
                                     ----------------------
                                      1998          1997
                                     ----------------------

Leasehold improvements                           $1,184,244
Furniture and fixtures               $45,473        440,965
                                     ----------------------
                                      45,473      1,625,209
Less:  accumulated depreciation      (21,957)      (715,793)
                                     ----------------------
Net property and equipment           $23,516     $  909,416
                                     ======================


Note G - Notes Payable

On August 30, 1995, the Partnership redeemed an aggregate of 758,444 units representing assignments of beneficial ownership of limited partnership interest in the Partnership. The redeemed units were beneficially owned by a principal unitholder and his family. The principal unitholder received two notes from the Partnership in exchange for 668,144 units acquired by the Partnership from him. The two notes have an aggregate initial face amount of $14,365,096, equal to $21.50 per unit for each unit acquired. The two notes, which are due and payable on July 1, 2000 (unless prepaid earlier pursuant to mandatory prepayment provisions contained therein) also provide that the amounts to be paid to such unitholder pursuant to the terms of the notes will be increased by specified amounts on each July 1 during their term. If the principal unitholder holds the two notes until July 1, 2000, he would be entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320 equal to $30.00 per unit for each unit acquired from him. Each of the notes bears interest payable quarterly at the rate of 7.76% per annum. Interest of $2,402,550, $2,247,134 and $2,008,909 related to these notes was charged to operations in 1998, 1997 and 1996, respectively. At June 30, 1998, the aggregate balance of the notes, including scheduled increases in the note balances, amounted to $16,409,617. Under the terms of the redemption, the principal unitholder's family members were paid $1,941,450, equal to $21.50 in cash for each of the 90,300 units acquired from them.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which is reserved until the repayment of notes payable related to the redeemed BCLP II Units described in the preceding paragraph. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (6.39922% at June 30, 1998). As of June 30, 1998,
$30,000,000 was outstanding under the revolving credit agreement, which is payable upon maturity of the agreement.

The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain assets of CCC. The revolving credit agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

On December 15, 1997, Celtics Limited Partnership ("CLP"), the Partnership's 99%-owned limited partnership which owned and operated the Boston Celtics basketball team prior to the June 30, 1998 Reorganization, entered into a $60,000,000 credit facility with its commercial bank, consisting of a $50,000,000 term loan bearing interest at 6.29% and a $10,000,000 revolving line of credit. As of June 30, 1998, no borrowings were outstanding against the $10,000,000 revolving line of credit. The proceeds from the $50,000,000 term loan were used to repay a separate $50,000,000 loan from a commercial bank that bore interest at 6.35%. Pursuant to the Reorganization, the $60,000,000 credit facility was assigned to Celtics Basketball L.P. on June 30, 1998.

Interest charged to operations in connection with borrowings amounted to $3,212,000, $3,219,000 and $3,366,000 in the years ended June 30, 1998, 1997 and 1996, respectively.

Note H - Subordinated Debentures

In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each BCLP II unit with respect to which a BCLP II Unitholder elected to receive subordinated debentures. In the Reorganization, BCLP II Unitholders elected to receive subordinated debentures with respect to 2,703,664 former BCLP II units.

The subordinated debentures have been recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 will be amortized over the 40-year life of the debentures using the interest method.

The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999. The subordinated debentures mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

Note I - Related Party Transactions

Boston Celtics Corporation, general partner of CLP, receives a management fee of $750,000 per annum, subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. Management fee obligations of $1,577,000, $820,000 and $1,555,000 applicable to Boston Celtics Corporation, general partner of CLP, were charged to operations during the years ended June 30, 1998, 1997 and 1996, respectively.

Note J - Commitments and Contingencies

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, its former general partner (Celtics, Inc.), and the directors of Celtics, Inc. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss one of the complaints on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Partnership is seeking to consolidate these Complaints.

Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

Effective June 30, 1998, the Board of Governors of the NBA voted to reopen the collective bargaining agreement ("Collective Bargaining Agreement") between the NBA and the NBA Players Association (the "NBPA"). Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of September 18, 1998, no agreement has been reached. In the event that the lockout extends into the 1998-99 season, NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest) for any games that are canceled as a result of the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players with respect to the 1998-99 season. The NBPA has disputed the NBA's position on this matter, and both the NBA and the NBPA have presented their cases to an independent arbitrator, who will make his ruling no later than the middle of October 1998. As of September 18, 1998, the arbitrator has not ruled on this matter. Prior to the lockout, the Boston Celtics had made salary commitments to its players under contract for the 1998-99 season totaling approximately $18,801,000.

Although the ultimate outcome of this matter cannot be determined at this time, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, if NBA teams, including the Boston Celtics, are required to honor the player contracts for the 1998-99 season and beyond without agreeing to a new collective bargaining agreement or without ending the lockout, which would result in the loss of games, the Partnership's financial condition and results of operations will be materially and adversely affected.

The Partnership and its subsidiaries are committed under noncancelable, long-term operating leases, substantially all of which are related to CLP, for certain of its facilities and equipment. Rent expense charged to operations during the years ended June 30, 1998, 1997 and 1996 was $410,000, $292,000 and $282,000 respectively. Pursuant to the Reorganization, effective June 30, 1998 all noncancelable, long-term operating leases formerly related to CLP have been assigned to Celtics Basketball, L.P.

Note K - Options to Acquire Units of Partnership Interest

On December 31, 1993, the Partnership granted options to three employees to acquire 530,000 Limited Partnership Units of BCLP (Units) at the price of $16.25 per Unit, less all cash distributions per Unit made by the Partnership from July 31, 1993 to the date of exercise. All of the options expired ten years from the date of grant, and at June 30, 1997, all of the options were fully vested. In addition to exercising the right to purchase units pursuant to the options, a holder may exercise a Unit Appreciation Right, entitling the holder to receive an amount equal to the excess of the fair market value of a Unit, determined on the date of exercise over the exercise price of the related option on the date the Unit Appreciation Right was granted, in which event options for an equivalent number of units will be canceled.

On June 27, 1997, the Audit Committee of the Board of Directors of CI (the general partner of BCLP) voted to offer the three option holders the right to exchange their options to purchase BCLP Units for an equal number of restricted Units of Partnership interest. The exchange ratio was determined based on a written report received from an independent employee benefits consultant regarding the respective values of the restricted Units and the options to purchase BCLP Units, and the option holders were required to make this election on or prior to July 7, 1997. On June 30, 1997, Paul E. Gaston elected to exchange his options to purchase 250,000 BCLP Units for 250,000 restricted Units of Partnership interest. Mr. Gaston, who is a member of the Audit Committee, was recused from and did not participate in any of the Audit Committee's deliberations pertaining to this matter. As a result of this exchange, $519,000 was charged to compensation expense in 1997, representing the difference between the fair market value of the restricted Units and the in-the-money value of the optioned Units.

In November 1997, one of the option holders exercised his Unit Appreciation Rights with respect to his 30,000 options, and in June 1998, the remaining option holder exercised his 250,000 options, resulting in proceeds to the Partnership of $2,125,000. As a result, there are no outstanding options to purchase units of partnership interest at June 30, 1998. The compensation element of the options, comprised of income of $805,000 in the year ended June 30, 1998 and expense of $2,208,000 and $1,851,000 in the years ended June 30, 1997 and 1996, respectively, was charged to earnings during the period from the date of grant until the date of exercise based on the difference between the exercise and market price of the optioned Units at the end of each quarter.

Note L - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $232,000, $300,000 and $206,000 during the years ended June 30, 1998, 1997 and 1996, respectively.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association. Costs of these plans charged to operations amounted to $631,000, $368,000 and $359,000 during the years ended June 30, 1998, 1997 and 1996, respectively.

Note M - Cash Flows

Reconciliations of net income to net cash flows from operating activities are as follows:


                                                                      Year Ended June 30,
                                                            ----------------------------------------
                                                               1998           1997          1996
                                                            ----------------------------------------
Net income                                                  $12,267,317    $  420,306    $54,200,529
Items not affecting cash flows from operating activities:
  Depreciation                                                  208,162       189,324        149,046
  Amortization                                                  165,035       164,702        166,211
  Increase in note issued on redemption of
   Partnership interest                                       1,129,163     1,055,668        988,853
  Changes in:
    Accrued interest receivable                                 140,330      (264,625)     1,445,311
    Accounts receivable                                          43,331     1,126,788       (378,126)
    Notes receivable                                             85,772       (80,772)     4,444,444
    Accounts payable and accrued expenses                    11,426,790       816,434     (5,395,131)
    Deferred compensation                                    (1,628,938)   (3,947,474)    (3,683,023)
    Deferred revenues                                           899,490       255,273     (2,756,599)
    Other non-current liabilities                            (9,270,000)    3,995,000      1,851,250
  Net realized gains (losses) on disposition of marketable
   securities and other short-term investments                   18,235      (361,051)       101,138
  Gain on sale of BCBLP                                                                  (38,330,907)
  Other                                                         816,348      (907,752)      (375,595)
                                                            ----------------------------------------
Net cash flows from operating activities                    $16,301,035    $2,461,821    $12,427,401
                                                            ========================================

Note N - Quarterly Results (Unaudited)

A summary of operating results, net income per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the two years ended June 30, 1998 is set forth below (000's omitted, except for per unit amounts):


                                                             Quarter Ended
                                         ------------------------------------------------------
                                         September 30,    December 31,    March 31,    June 30,
                                             1997             1997          1998         1998      Total
                                         ----------------------------------------------------------------
Year Ended June 30, 1998:
Revenues                                    $     0          $25,274       $39,671     $10,735    $75,680
Net income (loss)                            (3,866)           6,355        11,931      (2,153)    12,267
Net income (loss) applicable to
 Limited Partners                            (3,801)           6,223        11,676      (2,137)    11,961
Net income (loss) per unit - basic          $ (0.71)         $  1.28       $  2.40     $ (0.43)   $  2.45
Net income (loss) per unit - diluted        $ (0.71)         $  1.13       $  2.13     $ (0.43)   $  2.17
Distributions declared to unitholders                        $  1.00                   $  1.00    $  2.00



                                                             Quarter Ended
                                         ------------------------------------------------------
                                         September 30,    December 31,    March 31,    June 30,
                                             1996             1996          1997         1997      Total
                                         ----------------------------------------------------------------
Year Ended June 30, 1997:
Revenues                                    $     0          $20,630       $33,865     $ 8,503    $62,998
Net income (loss)                            (3,207)           4,544        10,006     (10,923)       420
Net income (loss) applicable to
 Limited Partners                            (3,150)           4,444         9,791     (10,727)       358
Net income (loss) per unit - basic          $ (0.56)         $  0.83       $  2.01     $ (2.21)   $  0.07
Net income (loss) per unit - diluted        $ (0.56)         $  0.76       $  1.83     $ (2.21)   $  0.06
Distributions declared to unitholders                        $  1.00                              $  1.00


Note O - Income Taxes

Components of deferred tax liabilities and assets at June 30, 1998 are as follows (000's omitted):


                                                                                  June 30
                                                                       -----------------------------
                                                                         1998      1997       1996
                                                                       -----------------------------
Deferred tax liabilities:
  Financial basis in excess of tax basis of assets related to
   restructuring of BCCLP completed in 1996                             20,100    $20,100    $20,100
  Less amount assumed by Castle Creek Partners, L.P. as a result of
   indemnities in the Merger Agreement of the Reorganization           (10,389)
                                                                       -----------------------------
Total deferred tax liabilities                                         $ 9,711    $20,100    $20,100
                                                                       =============================

The deferred tax liabilities at June 30, 1998 represent the tax-effected difference between the tax and financial statement bases of the net assets of Holdings and CII, and relate to Holdings or subsidiary partnerships BCCLP and BCBLP. At June 30, 1997 and 1996, the deferred tax liability of $20,100,000 consisted of the full amount of the tax-effected difference between the financial statement bases and the tax bases of the net assets of Holdings and CII.

At June 30, 1998, the tax bases of the assets and liabilities of BCLP II and its subsidiaries exceeded their financial statement bases by approximately $25,758,000, consisting primarily of National Basketball Association Franchise ($13,440,000), deferred compensation ($9,943,000) and intangible assets ($2,375,000). No deferred tax asset has been provided for these differences because BCLP II and its subsidiary partnerships are not subject to income taxes.

The provision for income taxes included in the consolidated statements of income consists of the following (000's omitted):


                      1998      1997       1996
                     ---------------------------
Current:
  Federal            $1,460    $1,100    $ 2,550
  State                 440       300        800
                     ---------------------------
    Total current     1,900     1,400      3,350
                     ---------------------------

Deferred:
  Federal                                 12,500
  State                                    3,800
                     ---------------------------
    Total deferred                        16,300
                     ---------------------------
                     $1,900    $1,400    $19,650
                     ===========================


A reconciliation of the statutory federal income tax rate applied to reported pre-tax earnings of CII, CCC, Holdings, BCCLP and BCBLP ($4,240,000 in 1998, $3,270,000 in 1997 and $60,252,000 in 1996) to the effective tax rate of the provision is:


                                                  1998     1997     1996
                                                  ----------------------
Statutory federal income tax rate                 34.0%    34.0%    34.0%
State income taxes, net of federal tax benefit     6.2      6.2      6.3
Benefit from recognition of deferred tax assets
 resulting from prior merger transaction                            (8.2)
Other                                              4.6      2.6      0.5
                                                  ----------------------
Effective tax rate                                44.8%    42.8%    32.6%
                                                  ======================


Note P - Accounts Payable and Accrued Expenses

The balances include accrued compensation of $11,163,000 at June 30, 1997.

Note Q - Net Income Per Unit

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully-diluted earnings per unit with basic and diluted earnings per unit. Unlike primary earnings per unit, basic earnings per unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per unit is similar to the Partnership's previously reported primary earnings per unit. All earnings per unit amounts for all periods presented have been restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per unit for each of the periods indicated:


                                                                      Year Ended June 30,
                                                           ----------------------------------------
                                                              1998           1997          1996
                                                           ----------------------------------------
Numerator for basic and diluted earnings per unit:
  Income from continuing operations:
    Income from continuing operations before interests
     of General Partners                                   $12,267,317    $  420,306    $15,786,816
    Applicable to interests of General Partners of
     subsidiary partnerships                                   185,397        58,629        193,665
                                                           ----------------------------------------
                                                            12,081,920       361,677     15,593,151
    Applicable to 1% General Partnership interest of BCLP      120,819         3,617        155,932
                                                           ----------------------------------------
    Applicable to interests of Limited Partners            $11,961,101    $  358,060    $15,437,219
                                                           ========================================
  Net income:
    Net income before interests of General Partners        $12,267,317    $  420,306    $54,200,529
    Applicable to interests of General Partners of
     subsidiary partnerships                                   185,397        58,629        756,574
                                                           ----------------------------------------
                                                            12,081,920       361,677     53,446,955
    Applicable to 1% General Partnership interest of BCLP      120,819         3,617        534,440
                                                           ----------------------------------------
Net income applicable to interests of Limited Partners     $11,961,101    $  358,060    $52,909,515
                                                           ========================================

Denominator:
  Denominator for basic earnings per unit - weighted
   average units                                             4,881,826     5,186,100      5,764,966
    Effect of dilutive securities:
      Options to purchase units of Partnership interest        147,762       250,881        183,782
      Restricted stock                                         484,886       235,571          1,931
                                                           ----------------------------------------
  Denominator for diluted earnings per unit                  5,514,474     5,672,552      5,950,679
                                                           ========================================

Income from continuing operations per unit - basic         $      2.45    $     0.07    $      2.68
                                                           ========================================
Income from continuing operations per unit - diluted       $      2.17    $     0.06    $      2.59
                                                           ========================================

Net income per unit - basic                                $      2.45    $     0.07    $      9.18
                                                           ========================================
Net income per unit - diluted                              $      2.17    $     0.06    $      8.89
                                                           ========================================


                       Report of Independent Auditors

To the General Partner
Celtics Basketball Holdings, L.P.

We have audited the accompanying consolidated balance sheet of Celtics Basketball Holdings, L.P. and Subsidiary as of June 30, 1998. This balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

In our opinion, the consolidated balance sheet referred to above presents fairly, in all material respects, the consolidated financial position of Celtics Basketball Holdings, L.P. and Subsidiary at June 30, 1998 in conformity with generally accepted accounting principles.




                                       /s/ Ernst & Young LLP
                                       ---------------------


Boston, Massachusetts
September 18, 1998


                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                         Consolidated Balance Sheet
                                June 30, 1998


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $ 6,536,334
  Accounts receivable                                   2,875,246
  Prepaid expenses and other current assets               455,012
                                                      -----------
TOTAL CURRENT ASSETS                                    9,866,592

PROPERTY AND EQUIPMENT, net                             1,062,659
 NATIONAL BASKETBALL ASSOCIATION FRANCHISE,
 net of amortization of $2,313,599                      3,855,982
NOTE RECEIVABLE                                         6,610,017
OTHER ASSETS                                            3,859,287
                                                      -----------
                                                      $25,254,537
                                                      ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses               $19,466,235
  Deferred game revenues                                6,484,338
  Deferred compensation - current portion               1,557,030
                                                      -----------
TOTAL CURRENT LIABILITIES                              27,507,603

NOTES PAYABLE TO BANK                                  50,000,000
DEFERRED COMPENSATION - noncurrent portion              8,961,591
OTHER NON-CURRENT LIABILITIES                             600,000

PARTNERS' CAPITAL (DEFICIT)
  Celtics Basketball Holdings, L.P. -
    General Partner                                         1,000
    Celtics Pride GP - Limited Partner                (29,865,364)
    Castle Creek Partners, L.P. - Limited Partner     (31,951,293)
                                                      -----------
                                                      (61,815,657)
  Celtics Basketball, L.P. - General Partner                1,000
                                                      -----------
TOTAL PARTNERS' CAPITAL (DEFICIT)                     (61,814,657)
                                                      -----------
                                                      $25,254,537
                                                      ===========

See notes to consolidated balance sheet.


                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                     Notes to Consolidated Balance Sheet


Note A - Basis of Presentation

Principles of Consolidation: Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings", the "Partnership"), a Delaware limited partnership, through Celtics Basketball L.P. ("Celtics Basketball"), its 99.999% owned subsidiary, owns and operates the Boston Celtics professional basketball team of the National Basketball Association (the "Boston Celtics"). The consolidated balance sheet includes the accounts of Celtics Basketball Holdings and Celtics Basketball. All intercompany transactions are eliminated in consolidation.

Celtics Basketball Holdings and Celtics Basketball held no material assets and were not engaged in operations from April 13, 1998, their date of formation, until June 30, 1998. On June 30, 1998, Celtics Limited Partnership ("CLP"), which formerly owned and operated the Boston Celtics, contributed the assets and liabilities of the Boston Celtics to Celtics Basketball in exchange for a 99.999% limited partnership interest in Celtics Basketball. Subsequently on June 30, 1998, CLP contributed its 99.999% limited partnership interest in Celtics Basketball to Celtics Basketball Holdings in exchange for a 99.999% limited partnership interest in Celtics Basketball Holdings.

The general partner of both Celtics Basketball Holdings and Celtics Basketball is Boston Celtics Corporation.

Note B - Significant Accounting Policies

Cash Equivalents: Cash equivalents represent short-term investments with maturities at the date of purchase of three months or less.

Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents and accounts receivable. The Partnership's cash equivalents represent investments with relatively short maturities in the securities of highly rated financial institutions and United States government entities. The Partnership performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been consistently within management's expectations.

Financial Instruments: The carrying value of financial instruments such as cash equivalents, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments and the variable interest rate.

Franchise and Other Intangible Assets: These assets, consisting principally of the National Basketball Association franchise and other intangible assets are being amortized primarily on a straight-line basis over 40 years.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of from five to fifteen years using straight line or accelerated methods of depreciation as appropriate. Leasehold improvements are depreciated over the lesser of the remaining lives of the leases or the assets.

Basketball Operations: Revenues, principally ticket sales and television and radio broadcasting fees, generally are recorded as revenues at the time the game to which such proceeds relate is played. Team expenses, principally player and coaches salaries, related fringe benefits and insurance, and game and playoff expenses, principally National Basketball Association attendance assessments and travel, are recorded as expense on the same basis. Accordingly, advance ticket sales and payments on television and radio broadcasting contracts and payments for team and game expenses not earned or incurred are recorded as deferred revenues and deferred expenses, respectively, and amortized ratably as regular season games are played. General and administrative and selling and promotional expenses are charged to operations as incurred.

Income Taxes: No provision for income taxes is required by Celtics Basketball Holdings as its income and expenses are taxable to or deductible by its partners.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. The Partnership believes that the adoption of Statement 130 will not have a material impact on the Partnership's consolidated financial statements.

Note C - Notes Receivable

Notes receivable represents a convertible note due from an unrelated company which has been classified as held-to-maturity and is carried at amortized cost, which approximates market value. This note, which is comprised of $6,000,000 face value and accrued interest of $610,017, bears interest at LIBOR plus 1%, with quarterly interest payments beginning in May 1999 and quarterly payments of principal plus interest beginning February 2002 through the maturity of the note in January 2007. The note is secured by substantially all of the assets of this company. There were no unrealized gains or losses on this investment at June 30, 1998.

Note D - Property and Equipment

Property and equipment are summarized as follows:


Leasehold improvements              $1,301,671
Furniture and fixtures                 662,986
                                    ----------
                                     1,964,657
Less:  accumulated depreciation       (901,998)
                                    ----------
Net property and equipment          $1,062,659
                                    ==========


Note E - Deferred Compensation

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:


      Years ending June 30,      1999                   $ 1,557,000
                                 2000                     1,300,000
                                 2001                     1,194,000
                                 2002                     1,115,000
                                 2003                     1,094,000
                                 2004 and thereafter      4,259,000
                                                        -----------
                                                        $10,519,000
                                                        ===========

Note F - Notes Payable

Notes payable to bank represents outstanding borrowings under a $60,000,000 credit facility dated December 15, 1997 between Celtics Basketball and its commercial bank. The credit agreement, which was originally entered into by CLP and contributed to Celtics Basketball on June 30, 1998, consists of a $50,000,000 term loan bearing interest at 6.29% and a $10,000,000 revolving line of credit. As of June 30, 1998, no borrowings were outstanding against the $10,000,000 revolving line of credit.

Under the terms of the $50,000,000 term loan agreement, interest is payable quarterly in arrears at a fixed annual rate of 6.29% from December 15, 1997 through December 15, 2007. Principal payments are due in equal quarterly installments of $2,500,000 commencing on January 1, 2003, with the final payment due on December 15, 2007, the maturity date of the loan.

The $10,000,000 revolving line of credit agreement expires on December 15, 2000, with two automatic one-year extensions cancelable at the option of the commercial bank. Interest on any borrowings under the revolving line of credit accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%.

Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of Celtics Basketball. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Note G - Commitments and Contingencies

National Basketball Association ("NBA") players, including those that play for the Boston Celtics, are covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). Effective June 30, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of September 18, 1998, no agreement has been reached. In the event that the lockout extends into the 1998-99 season, NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest) for any games that are canceled as a result of the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players with respect to the 1998-99 season. The NBPA has disputed the NBA's position on this matter, and both the NBA and the NBPA have presented their cases to an independent arbitrator, who will make his ruling no later than the middle of October 1998. As of September 18, 1998, the arbitrator has not ruled on this matter.

Although the ultimate outcome of this matter cannot be determined at this time, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, if NBA teams, including the Boston Celtics, are required to honor the player contracts for the 1998-99 season and beyond without agreeing to a new collective bargaining agreement or without ending the lockout, which would result in the loss of games, the Partnership's financial condition and results of operations will be materially and adversely affected.

The Partnership has employment agreements with officers, coaches and players of the basketball team (Celtics Basketball). Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Amounts required to be paid under such contracts in effect as of September 18, 1998, including option years and $8,100,000 included in accrued expenses at June 30, 1998, but excluding deferred compensation commitments disclosed in Note E - Deferred Compensation, are as follows:


      Years ending June 30,      1999                   $32,715,000
                                 2000                    33,828,000
                                 2001                    27,284,000
                                 2002                    20,860,000
                                 2003                    19,585,000
                                 2004 and thereafter     10,800,000


Commitments for the year ended June 30, 1999 include payments due to players under contracts for the 1998-99 season in the amount of $18,801,000 which are currently not being paid as a result of the lockout described above.

Celtics Basketball maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on management's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

The Partnership and its subsidiary are also committed under noncancelable, long-term operating leases, substantially all of which are related to Celtics Basketball, for certain of its facilities and equipment. Rent expense charged to operations during the years ended June 30, 1998, 1997 and 1996 was $410,000, $292,000 and $282,000 respectively. Minimum annual payments, including renewable option periods, required by these operating leases are as follows:


      Years ending June 30,      1999                   $304,000
                                 2000                    319,000
                                 2001                    334,000
                                 2002                    350,000
                                 2003                    367,000
                                 2004 and thereafter     994,000


Note H - Benefit Plans

Celtics Basketball has a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association.

Note I - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include accrued compensation to players and coaches of $17,397,000 at June 30, 1998.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BOSTON CELTICS LIMITED PARTNERSHIP

                                  By:  BCLP GP, Inc., General Partner
                                     -------------------------------------

Date:    September 25, 1998       By: /s/ PAUL E. GASTON
                                     -------------------------------------
                                       Paul E. Gaston
                                       Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title*                                Date
--------------------------------------------------------------------------

/s/ DON F. GASTON        Director                       September 25, 1998
----------------------
Don F. Gaston


/s/ PAULA B. GASTON      Director                       September 25, 1998
----------------------
Paula B. Gaston


/s/ JOHN H.M. LEITHEAD   Director                       September 25, 1998
----------------------
John H.M. Leithead


/s/ JOHN B. MARSH, III   Director                       September 25, 1998
----------------------
John B. Marsh, III


/s/ RICHARD G. POND      Executive Vice President,      September 25, 1998
----------------------   Chief Financial Officer and
Richard G. Pond          Chief Accounting Officer


*   Title indicates position with General Partner.