Form 10-Q
period 1998-12-31
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 1999-02-12
CIK 1059969

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended December 31, 1998


                   _______________________________________



Commission       Registrant; State of Organization;             IRS Employer
 File No.           Address and Telephone Number             Identification No.
----------       ----------------------------------          ------------------

 1-14507         Boston Celtics Limited Partnership              04-3416346
                  (a Delaware limited partnership)
          151 Merrimac Street, Boston, Massachusetts  02114
                           (617) 523-6050

  1-9324        Boston Celtics Limited Partnership II            04-2936516
                  (a Delaware limited partnership)
          151 Merrimac Street, Boston, Massachusetts  02114
                           (617) 523-6050

Indicate by checkmark whether the registrants (1) have filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes X No ----- -----


As of December 31,  1998,  there were  2,703,664  Units  outstanding  of Boston
Celtics  Limited   Partnership,   and  2,703,664  units  representing   limited
partnership interests outstanding of Boston Celtics Limited Partnership II.

                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                                        December 31,       June 30,
                                                                            1998             1998
                                                                        ------------       --------
                                                                        (Unaudited)

                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $ 72,689,733     $  8,468,286
  Marketable securities                                                                     1,041,446
  Other short-term investments                                            12,391,409       81,114,266
  Prepaid expenses and other current assets                                  215,799          302,900
                                                                        -----------------------------
TOTAL CURRENT ASSETS                                                      85,296,941       90,926,898

PROPERTY AND EQUIPMENT, net of depreciation of $26,504 in
 December and $21,957 in June                                                 18,969           23,516
OTHER ASSETS                                                               1,035,532        1,096,129
                                                                        -----------------------------
                                                                        $ 86,351,442     $ 92,046,543
                                                                        =============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $  1,731,401     $  1,102,496
  Due to related parties                                                                    3,036,184
  Federal and state income taxes payable                                   1,051,205          733,800
  Notes payable                                                                            17,538,780
                                                                        -----------------------------
TOTAL CURRENT LIABILITIES                                                  2,782,606       22,411,260

DEFERRED FEDERAL AND STATE INCOME TAXES                                    9,710,875        9,710,875
NOTES PAYABLE TO BANK                                                     50,000,000       30,000,000
SUBORDINATED DEBENTURES                                                   33,184,133       32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                                34,237,885       29,865,364












PARTNERS' CAPITAL (DEFICIT)
Boston Celtics Limited Partnership -
  General Partner                                                            184,166          290,166
  Limited Partners                                                       (44,725,834)     (34,329,896)
                                                                        -----------------------------
                                                                         (44,541,668)     (34,039,730)
Boston Celtics Limited Partnership II - General Partner                      117,372          210,292
Celtics Limited Partnership - General Partner                                218,827          262,554
Boston Celtics Communications Limited Partnership - General Partner          641,412          641,228
                                                                        -----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                        (43,564,057)     (32,925,656)
                                                                        -----------------------------
                                                                        $ 86,351,442     $ 92,046,543
                                                                        =============================


See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                                                            For the Six          For the Three
                                                                           Months Ended          Months Ended
                                                                         December 31, 1998     December 31, 1998
                                                                         ---------------------------------------

Costs and expenses:
  General and administrative                                               $  2,195,431           $ 1,145,116
  Depreciation and amortization                                                  28,104                14,052
                                                                           ----------------------------------
                                                                             (2,223,535)           (1,159,168)
Equity in loss of Celtics Basketball Holdings, L.P.                          (4,372,521)           (3,182,782)
Interest expense                                                             (3,383,228)           (1,648,411)
Interest income                                                               2,392,332             1,145,870
Net realized gains on disposition of marketable securities and other
 short-term investments                                                           6,020
                                                                           ----------------------------------
Loss before income taxes and extraordinary charge                            (7,580,932)           (4,844,491)
Provision for income taxes                                                      900,000               400,000
                                                                           ----------------------------------
Loss before extraordinary charge                                             (8,480,932)           (5,244,491)
Extraordinary charge for early retirement of notes payable                   (2,255,540)
                                                                           ----------------------------------
Net loss                                                                    (10,736,472)           (5,244,491)
Net loss applicable to interests of General Partners                           (242,410)             (128,815)
                                                                           ----------------------------------

Net loss applicable to interests of Limited Partners                       ($10,494,062)          ($5,115,676)
                                                                           ==================================

Loss per unit before extraordinary charge                                        ($3.06)               ($1.89)
Net loss per unit                                                                ($3.88)               ($1.89)



See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statement of Cash Flows
                                  Unaudited
                 For the Six Months Ended December 31, 1998



CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                $  (2,927,919)
  Interest expense                                      (1,732,385)
  Interest income                                        2,707,162
  Income taxes paid                                       (582,595)
                                                     -------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES             (2,535,737)
                                                     -------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                 (246,982,754)
  Proceeds from sales of marketable securities           1,000,000
  Proceeds from sales of short-term investments        312,427,039
  Other receipts (expenditures)                             17,053
                                                     -------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES             66,461,338
                                                     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                         20,000,000
  Payment of notes payable                             (19,794,320)
  Cash contributions from general partner                   90,166
                                                     -------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                   295,846
                                                     -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               64,221,447
Cash and cash equivalents at beginning of period         8,468,286
                                                     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  72,689,733
                                                     =============


See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
            Notes to Condensed Consolidated Financial Statements


Note 1 - The condensed consolidated financial statements include the accounts of Boston Celtics Limited Partnership ("BCLP," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships.

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

BCLP held no material assets and was not engaged in operations from its date of formation until the completion of the Reorganization on June 30, 1998. Upon completion of the Reorganization, BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method, and accordingly, the investment is carried at cost, effected by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1998 and the Form 10-Q for the quarter ended September 30, 1998.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the six and three months ended December 31, 1998 is as follows:

                                        For the Six      For the Three
                                        Months Ended     Months Ended
                                        December 31,     December 31,
                                            1998             1998
                                        ------------     -------------

Total costs and expenses                ($7,650,867)     ($1,819,138)
Interest expense, net                    (1,399,754)        (643,487)
                                        ----------------------------
Net loss                                ($9,050,621)     ($2,462,625)
                                        ============================

Note 4 - The following table sets forth the computation of loss per unit:


                                                                               For the Six      For the Three
                                                                               Months Ended     Months Ended
                                                                               December 31,     December 31,
                                                                                   1998             1998
                                                                               ------------     -------------

Numerator for loss per unit:
  Loss before extraordinary charge:
    Loss before extraordinary charge                                            ($8,480,932)    ($5,244,491)
    Applicable to interests of General Partners of subsidiary partnerships         (113,854)        (77,142)
                                                                               ----------------------------
                                                                                 (8,367,078)     (5,167,349)
    Applicable to 1% General Partnership interest of BCLP                           (83,671)        (51,673)
                                                                               ----------------------------
    Applicable to interests of Limited Partners                                 ($8,283,407)    ($5,115,676)
                                                                               ============================

  Net loss:
    Net loss                                                                   ($10,736,472)    ($5,244,491)
    Applicable to interests of General Partners of subsidiary partnerships         (136,409)        (77,142)
                                                                               ----------------------------
                                                                                (10,600,063)     (5,167,349)
    Applicable to 1% General Partnership interest of BCLP                          (106,001)        (51,673)
                                                                               ----------------------------
    Applicable to interests of Limited Partners                                ($10,494,062)    ($5,115,676)
                                                                               ============================

Denominator for loss per unit - weighted average units                            2,703,664       2,703,664
                                                                               ============================

Loss per unit before extraordinary charge                                            ($3.06)         ($1.89)
                                                                               ============================
Net loss per unit                                                                    ($3.88)         ($1.89)
                                                                               ============================


Note 5 - The Partnership adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") effective July 1, 1998. Comprehensive income was not materially different from net loss for the six and three months ended December 31, 1998.

Note 6 - NBA players, including those that play for the Boston Celtics, were covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). Effective June 30, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

On January 21, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. The NBA and NBPA have agreed that the 1998-99 NBA regular season will consist of 50 games per team (25 of which are home games) beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams are only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams were not required to pay player salaries during the lockout.

During the lockout, NBA teams refunded amounts paid by season ticket holders (plus interest at 6%) for any home games that were canceled as a result of the lockout. Such refunds were paid by Celtics Basketball on a monthly basis for any games canceled in the preceding month.

Prior to the execution of the New Collective Bargaining Agreement, Celtics Basketball refunded amounts paid by season ticket holders for a total of 16 home games (including two exhibition games) that were canceled due to the lockout through December 31, 1998. These refunds amounted to approximately $9,477,000 (including interest of approximately $149,000). Based on the revised 1998-99 NBA regular season schedule, Celtics Basketball is liable for refunding amounts paid by season ticket holders for two additional home games (plus interest at 6% through January 31, 1999). These additional refunds due to season ticket holders amount to approximately $900,000 (including interest of approximately $23,000). Season ticket holders have been given the option of receiving a refund for these two additional games in February 1999 or leaving the amount on deposit for future games (no interest will accrue on such amounts after January 31, 1999).

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues have been recognized with respect to amounts paid by season ticket holders for canceled games. Amounts refunded are recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball ordinarily recognizes Boston Celtics team and game expenses on a game-by-game basis as the 82 regular season games are played. Due to the cancellation of 32 regular season games in the 1998-99 season, Celtics Basketball will generally recognize Boston Celtics team and game expenses on a game-by-game basis over the shortened 50-game season. However, certain team expenses contractually relate to a full 82-game season. As a result, the results of operations of Celtics Basketball for the six months ended December 31, 1998 include a charge of $3,550,000 representing the pro rata portion of certain team costs relative to the 32 canceled regular season games in the 1998-99 season.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                                        December 31,       June 30,
                                                                            1998             1998
                                                                        ------------       --------
                                                                        (Unaudited)
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $ 72,652,005     $  8,268,186
  Marketable securities                                                                     1,041,446
  Other short-term investments                                            12,391,409       81,114,266
  Due from related parties                                                 1,232,487
  Prepaid expenses and other current assets                                  215,799          212,734
                                                                        -----------------------------
TOTAL CURRENT ASSETS                                                      86,491,700       90,636,632

PROPERTY AND EQUIPMENT, net of depreciation of $26,504 in
 December and $21,957 in June                                                 18,969           23,516
OTHER ASSETS                                                               1,035,532        1,096,129
                                                                        -----------------------------
                                                                        $ 87,546,201     $ 91,756,277
                                                                        =============================
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $  1,853,307     $  1,102,296
  Due to related parties                                                                    3,036,184
  Federal and state income taxes payable                                   1,051,205          733,800
  Notes payable                                                                            17,538,780
                                                                        -----------------------------
TOTAL CURRENT LIABILITIES                                                  2,904,512       22,411,060

DEFERRED FEDERAL AND STATE INCOME TAXES                                    9,710,875        9,710,875
NOTES PAYABLE TO BANK                                                     50,000,000       30,000,000
SUBORDINATED DEBENTURES                                                   33,184,133       32,984,700
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                                34,237,885       29,865,364

PARTNERS' CAPITAL (DEFICIT)
Boston Celtics Limited Partnership II -
  General Partner                                                            117,372          210,292
  Limited Partners                                                       (43,468,815)     (34,329,796)
                                                                        -----------------------------
                                                                         (43,351,443)     (34,119,504)
Celtics Limited Partnership - General Partner                                218,827          262,554
Boston Celtics Communications Limited Partnership - General Partner          641,412          641,228
                                                                        -----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                        (42,491,204)     (33,215,722)
                                                                        -----------------------------
                                                                        $ 87,546,201     $ 91,756,277
                                                                        =============================

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                                              Six Months Ended                 Three Months Ended
                                                        -------------------------------------------------------------
                                                        December 31,     December 31,     December 31,   December 31,
                                                            1998             1997             1998           1997
                                                        ------------     ------------     ------------   ------------

Revenues:
  Basketball regular season -
    Ticket sales                                                         $12,797,000                     $12,797,000
    Television and radio broadcast rights fees                             9,345,000                       9,345,000
    Other, principally promotional advertising                             3,132,000                       3,132,000
                                                        ------------------------------------------------------------
                                                                          25,274,000                      25,274,000
                                                        ------------------------------------------------------------

Costs and expenses:
  Basketball regular season -
    Team                                                                  14,346,000                      14,346,000
    Game                                                                     912,000                         912,000
  General and administrative                            $   832,512        5,065,506      $   494,379      2,188,423
  Selling and promotional                                                  1,721,945                       1,224,924
  Depreciation                                                4,547          101,807            2,273         53,754
  Amortization of NBA franchise and other
   intangible assets                                         23,557           82,351           11,779         41,175
                                                        ------------------------------------------------------------
                                                            860,616       22,229,609          508,431     18,766,276
                                                        ------------------------------------------------------------
                                                           (860,616)       3,044,391         (508,431)     6,507,724
Equity in loss of Celtics Basketball Holdings, L.P.      (4,372,521)                       (3,182,782)
Interest expense                                         (3,383,228)      (2,949,868)      (1,648,411)    (1,470,840)
Interest income                                           2,392,332        3,296,253        1,145,870      1,729,563
Net realized gains on disposition of marketable
 securities and other short-term investments                  6,020           (1,046)                        (11,084)
                                                        ------------------------------------------------------------
Income (loss) before income taxes and
 extraordinary charge                                    (6,218,013)       3,389,730       (4,193,754)     6,755,363
Provision for income taxes                                  900,000          900,000          400,000        400,000
                                                        ------------------------------------------------------------
Income (loss) before extraordinary charge                (7,118,013)       2,489,730       (4,593,754)     6,355,363
Extraordinary charge for early retirement of notes
 payable                                                 (2,255,540)
                                                        ------------------------------------------------------------
Net income (loss)                                        (9,373,553)       2,489,730       (4,593,754)     6,355,363

Net income (loss) applicable to interests of
 General Partners                                          (136,409)          68,344          (77,142)       132,854
                                                        ------------------------------------------------------------



Net income (loss) applicable to interests of
 Limited Partners                                       ($9,237,144)     $ 2,421,386      ($4,516,612)   $ 6,222,509
                                                        ============================================================

Income (loss) per unit before extraordinary charge           ($2.59)           $0.50           ($1.67)         $1.28
Net income (loss) per unit - basic                           ($3.42)           $0.50           ($1.67)         $1.28
Net income (loss) per unit - diluted                         ($3.42)           $0.44           ($1.67)         $1.13
Distributions declared per unit                                                $1.00                           $1.00


See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited

                                                                        For the Six Months Ended
                                                                    -------------------------------
                                                                    December 31,       December 31,
                                                                        1998               1997
                                                                    ------------       ------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Receipts:
  Basketball regular season receipts:
    Ticket sales                                                                       $  30,728,370
    Television and radio broadcast rights fees                                             7,724,116
    Other, principally promotional advertising                                             1,921,689
                                                                    --------------------------------
                                                                                          40,374,175

Costs and expenses:
  Basketball regular season expenditures:
    Team expenses                                                                         18,341,611
    Game expenses                                                                            950,407
  General and administrative expenses                               $   2,675,381          7,783,736
  Selling and promotional expenses                                                         2,175,533
                                                                    --------------------------------
                                                                        2,675,381         29,251,287
                                                                    --------------------------------
                                                                       (2,675,381)        11,122,888
  Interest expense                                                     (1,732,385)        (2,125,435)
  Interest income                                                       2,707,162          3,300,002
  Income taxes refunded (paid)                                           (582,595)          (233,306)
  Payment of deferred compensation                                                          (418,148)
                                                                    --------------------------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                     (2,283,199)        11,646,001
                                                                    --------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of:
    Marketable securities                                                                (37,394,187)
    Short-term investments                                           (246,982,754)      (409,694,599)
  Proceeds from sales of:
    Marketable securities                                               1,000,000         28,100,888
    Short-term investments                                            312,427,039        408,382,400
  Capital expenditures                                                                      (332,118)
  Other receipts (expenditures)                                            17,053            (64,978)
                                                                    --------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING
 ACTIVITIES                                                            66,461,338        (11,002,594)
                                                                    --------------------------------
NET CASH FLOWS FROM OPERATING AND INVESTING
 ACTIVITIES                                                            64,178,139            643,407



CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                        20,000,000         50,000,000
  Payment of bank borrowings                                                             (50,000,000)
  Payment of notes payable                                            (19,794,320)
                                                                    --------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                  205,680
                                                                    --------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              64,383,819            643,407
Cash and cash equivalents at beginning of period                        8,268,186          6,498,739
                                                                    --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  72,652,005      $   7,142,146
                                                                    ================================

NON-CASH FINANCING ACTIVITIES
Distributions declared to limited partners of Boston Celtics Limited
 Partnership                                                                               5,400,522


See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
            Notes to Condensed Consolidated Financial Statements


Note 1 - The condensed consolidated financial statements include the accounts of Boston Celtics Limited Partnership II (formerly "Boston Celtics Limited Partnership") ("BCLP II," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. All intercompany transactions are eliminated in consolidation.

Pursuant to a reorganization of its partnership structure that was completed on June 30, 1998 (the "Reorganization"), the Partnership's name was changed to Boston Celtics Limited Partnership II. As a result of the Reorganization, the Partnership's 99% limited partnership interest is owned by Boston Celtics Limited Partnership (a Delaware limited partnership formed in April 1998).

Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA") and held investments. The Boston Celtics were owned by Celtics Limited Partnership ("CLP"), in which BCLP II has a 99% limited partnership interest.

Upon completion of the Reorganization, the Boston Celtics are owned and operated by Celtics Basketball, L.P. ("Celtics Basketball"), a 99.999% subsidiary of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"). BCLP II, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings.

Accordingly, the operating results of the Boston Celtics are consolidated in the accompanying financial statements for periods prior to the Reorganization. Effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings, which is accounted for on the equity method, and accordingly, the investment is carried at cost, effected by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1998 and the Form 10-Q for the quarter ended September 30, 1998.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the six and three months ended December 31, 1998 is as follows:


                                        For the Six      For the Three
                                        Months Ended     Months Ended
                                        December 31,     December 31,
                                            1998             1998
                                        ------------     -------------

Total costs and expenses                ($7,650,867)     ($1,819,138)
Interest expense, net                    (1,399,754)        (643,487)
                                        -----------------------------
Net loss                                ($9,050,621)     ($2,462,625)
                                        =============================


Note 4 - The following table sets forth the computation of income (loss) per unit:


                                                       Six Months Ended December 31,     Three Months Ended December 31,
                                                           1998             1997              1998              1997
                                                           ----             ----              ----              ----

Numerator for income (loss) per unit:
  Income (loss) before extraordinary charge:
    Income (loss) before extraordinary charge          ($7,118,013)     $2,489,730        ($4,593,754)       $6,355,363
    Applicable to interests of General Partners of
     subsidiary partnerships                               (43,543)         43,886            (31,739)           70,000
                                                       ----------------------------------------------------------------
                                                        (7,074,470)      2,445,844         (4,562,015)        6,285,363
    Applicable to 1% General Partnership interest
     of BCLP II                                            (70,311)         24,458            (45,403)           62,854
                                                       ----------------------------------------------------------------
    Applicable to interests of Limited Partners        ($7,004,159)     $2,421,386        ($4,516,612)       $6,222,509
                                                       ================================================================








Net income (loss):
  Net income (loss):                                   ($9,373,553)     $2,489,730        ($4,593,754)       $6,355,363
  Applicable to interests of General Partners of
   subsidiary partnerships                                 (43,543)         43,886            (31,739)           70,000
                                                       ----------------------------------------------------------------
                                                        (9,330,010)      2,445,844         (4,562,015)        6,285,363
  Applicable to 1% General Partnership interest
   of BCLP II                                              (92,866)         24,458            (45,403)           62,854
                                                       ----------------------------------------------------------------
  Applicable to interests of Limited Partners          ($9,237,144)     $2,421,386        ($4,516,612)       $6,222,509
                                                       ================================================================

Denominator:
  Denominator for basic earnings per unit -
   weighted average shares                               2,703,664       4,861,278          2,703,664         4,861,278
    Effect of dilutive securities:
      Options to purchase units of Partnership
       interest                                                            180,966                              178,474
      Restricted stock                                                     484,886                              484,886
                                                       ----------------------------------------------------------------
  Denominator for income (loss) per unit -
   weighted average units                                2,703,664       5,527,130          2,703,664         5,524,638
                                                       ================================================================

Income (loss) per unit before extraordinary charge          ($2.59)          $0.50             ($1.67)            $1.28
                                                       ================================================================
Net income (loss) per unit - basic                          ($3.42)          $0.50             ($1.67)            $1.28
                                                       ================================================================
Net income (loss) per unit - diluted                        ($3.42)          $0.44             ($1.67)            $1.13
                                                       ================================================================


Note 5 - The Partnership adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") effective July 1, 1998. Comprehensive income was not materially different from net loss for the six and three months ended December 31, 1998.

Note 6 - NBA players, including those that play for the Boston Celtics, were covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). Effective June 30, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

On January 21, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. The NBA and NBPA have agreed that the 1998-99 NBA regular season will consist of 50 games per team (25 of which are home games) beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams are only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams were not required to pay player salaries during the lockout.

During the lockout, NBA teams refunded amounts paid by season ticket holders (plus interest at 6%) for any home games that were canceled as a result of the lockout. Such refunds were paid by Celtics Basketball on a monthly basis for any games canceled in the preceding month.

Prior to the execution of the New Collective Bargaining Agreement, Celtics Basketball refunded amounts paid by season ticket holders for a total of 16 home games (including two exhibition games) that were canceled due to the lockout through December 31, 1998. These refunds amounted to approximately $9,477,000 (including interest of approximately $149,000). Based on the revised 1998-99 NBA regular season schedule, Celtics Basketball is liable for refunding amounts paid by season ticket holders for two additional home games (plus interest at 6% through January 31, 1999). These additional refunds due to season ticket holders amount to approximately $900,000 (including interest of approximately $23,000). Season ticket holders have been given the option of receiving a refund for these two additional games in February 1999 or leaving the amount on deposit for future games (no interest will accrue on such amounts after January 31, 1999).

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues have been recognized with respect to amounts paid by season ticket holders for canceled games. Amounts refunded are recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball ordinarily recognizes Boston Celtics team and game expenses on a game-by-game basis as the 82 regular season games are played. Due to the cancellation of 32 regular season games in the 1998-99 season, Celtics Basketball will generally recognize Boston Celtics team and game expenses on a game-by-game basis over the shortened 50-game season. However, certain team expenses contractually relate to a full 82-game season. As a result, the results of operations of Celtics Basketball for the six months ended December 31, 1998 include a charge of $3,550,000 representing the pro rata portion of certain team costs relative to the 32 canceled regular season games in the 1998-99 season.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation
Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), estimates of future impacts of the player lockout, capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the continuing effects of the player lockout and cancellation of 32 regular season games in the 1998-99 season as a result of the lockout, the impact of the lockout on television and other revenues, the Boston Celtics' competitive success, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, uncertainties regarding labor relations and the performance of certain investments by subsidiaries of the Partnership.

Basis of Presentation

Boston Celtics Limited Partnership II ("BCLP II") completed a Reorganization on June 30, 1998 pursuant to which Boston Celtics Limited Partnership ("BCLP") was formed as a holding entity for BCLP II. From its date of formation until the completion of the Reorganization, BCLP had no material assets and was not engaged in any business operations. Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics. Accordingly, the operating results of the Boston Celtics are consolidated in BCLP II's financial statements for periods prior to the Reorganization. Upon completion of the Reorganization, effective June 30, 1998, BCLP's and BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in their indirect 48.3% investment in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which is accounted for on the equity method. Celtics Basketball Holdings has a 99.999% limited partnership interest in Celtics Basketball, L.P. ("Celtics Basketball"), which owns and operates the Boston Celtics effective July 1, 1998.

Because BCLP had not engaged in any business operations prior to June 30, 1998, the following discussion compares the operating results of BCLP and its subsidiaries for the six-month and three-month periods ended December 31, 1998 with the operating results of BCLP II and its subsidiaries for the six-month and three-month periods ended December 31, 1997. Due to the July 1, 1998 change in BCLP's and BCLP II's method of accounting for their investment in the accounts and operations of the Boston Celtics from consolidation to the equity method, BCLP's and BCLP II's results of operations are materially different in the six-month and three-month periods ended December 31, 1998 from those in the six-month and three-month periods ended December 31, 1997.

Reorganization costs amounted to approximately $2,350,000, which consisted primarily of legal and professional expenses, costs of printing and distribution and filing fees. These costs were charged to operations by BCLP II prior to June 30, 1998.

Collective Bargaining Agreement

National Basketball Association ("NBA") players, including those that play for the Boston Celtics, were covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income, as defined in the Collective Bargaining Agreement ("BRI"). In March 1998 the Board of Governors of the NBA voted to reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

On January 21, 1999, the NBA and the NBPA entered into a new collective bargaining agreement (the "New Collective Bargaining Agreement"), thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. The NBA and NBPA have agreed that the 1998-99 NBA regular season will consist of 50 games per team (25 of which are home games) beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams are only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams were not required to pay player salaries during the lockout.

During the lockout, NBA teams refunded amounts paid by season ticket holders (plus interest at 6%) for any home games that were canceled as a result of the lockout. Such refunds were paid by Celtics Basketball on a monthly basis for any games canceled in the preceding month.

Prior to the execution of the New Collective Bargaining Agreement, Celtics Basketball refunded amounts paid by season ticket holders for a total of 16 home games (including two exhibition games) that were canceled due to the lockout through December 31, 1998. These refunds amounted to approximately $9,477,000 (including interest of approximately $149,000). Based on the revised 1998-99 NBA regular season schedule, Celtics Basketball is liable for refunding amounts paid by season ticket holders for two additional home games (plus interest at 6% through January 31, 1999). These additional refunds due to season ticket holders amount to approximately $900,000 (including interest of approximately $23,000). Season ticket holders have been given the option of receiving a refund for these two additional games in February 1999 or leaving the amount on deposit for future games (no interest will accrue on such amounts after January 31, 1999).

All amounts paid by season ticket holders are recorded by Celtics Basketball as deferred revenue and are subsequently recognized as revenue on a game-by-game basis as regular season games are played. No revenues have been recognized with respect to amounts paid by season ticket holders for canceled games. Amounts refunded are recorded by Celtics Basketball as reductions in the deferred revenue liability when paid.

Celtics Basketball ordinarily recognizes Boston Celtics team and game expenses on a game-by-game basis as the 82 regular season games are played. Due to the cancellation of 32 regular season games in the 1998-99 season, Celtics Basketball will generally recognize Boston Celtics team and game expenses on a game-by-game basis over the shortened 50-game season. However, certain team expenses contractually relate to a full 82-game season. As a result, the results of operations of Celtics Basketball for the six months ended December 31, 1998 include a charge of $3,550,000 representing the pro rata portion of certain team costs relative to the 32 canceled regular season games in the 1998-99 season.

Given  the  fixed  nature of many of BCLP's  expenses,  and given  that  BCLP's operating income is almost entirely dependent on the NBA season, the cancellation of 32 regular season games (of which 16 were home games) as a result of the lockout has had a material adverse effect on BCLP's financial condition and its results of operations for the six-month period ended December 31, 1998, and is likely to have a material adverse effect for the fiscal year ended June 30, 1998. Celtics Basketball estimates that each canceled regular season home game resulted in a loss of ticket revenue of approximately $950,000. Celtics Basketball's local television and radio broadcast rights agreements provide for the broadcast of a specified number of games at specified rights fees per game. Celtics Basketball estimates that each canceled regular season game resulted in a loss of television and radio broadcast rights fees of approximately $115,000. The NBA, as agent for its members, licenses the national and international broadcast of games, and each of the NBA member teams shares equally in these license fees. The impact of the cancellation of 32 regular season games on Celtics Basketball's television rights fees under its national and international broadcast agreements can not be determined at this time. Celtics Basketball is only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season, and, as a result, estimates that each canceled regular season game resulted in a reduction in player salaries of $370,000.

The estimates of lost revenues and reduced expenses set forth in the preceding paragraph are based on historical experience and certain assumptions, including assumptions regarding ticket sales, amounts realized under broadcast agreements and composition of the Boston Celtics team roster. There can be no assurance as to the accuracy of these assumptions or that Celtics Basketball would have recognized the aforementioned per-game estimates of revenues and expenses had the games not been canceled, and such per-game estimates of revenues and expenses should not be relied upon as an indication of future revenues and expenses. Further, there can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or that Celtics Basketball will not, notwithstanding the New Collective Bargaining Agreement, experience significantly increased player salaries, which could have a material adverse effect on the Partnership's financial condition or results of operations.

General

BCLP accounts for its indirect investment in the accounts and operations of the Boston Celtics using the equity method, and accordingly, its equity in the income (loss) of the Boston Celtics is reported on a single line item in its Condensed Consolidated Statement of Operations. Following is a general description of certain matters related to the operations of the Boston Celtics.

The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. A large portion of the Boston Celtics' annual revenues and operating expenses is ordinarily determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players and broadcast organizations. In the six-month period ended December 31, 1998, such determinations have not been possible due to the player lockout and related disruption of game and broadcast schedules.

The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are ordinarily received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which ordinarily extends from late October or early November through late April.

For financial reporting purposes, the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season ordinarily begins in late October or early November, the first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. Based on the standard NBA game schedule, the Boston Celtics ordinarily recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and recognize its playoff revenue, if any, in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings, which indirectly owns and operates the Boston Celtics, will ordinarily result in a loss in its first fiscal quarter, income in its second and third fiscal quarters and a loss in its fourth fiscal quarter unless there is significant income from playoff revenues.

However, given the lockout, the cancellation of 32 regular season games and the reduced number of games in the revised 1998-99 NBA schedule, the Boston Celtics will recognize approximately 58% of its 1998-99 regular season revenue in the third fiscal quarter and approximately 42% of such revenue in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings has resulted in losses in the first and second fiscal quarters of the fiscal year ending June 30, 1999. Given the uncertainty of the impact on revenue and expenses of the lockout, canceled games and the shortened 1998-99 NBA season, there can be no assurance that BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings will not result in further losses in the third and fourth fiscal quarters of the fiscal year ending June 30, 1999, and beyond.

Results of Operations

BCLP's general and administrative expenses of $2,195,000 in the six-month period ended December 31, 1998 decreased by $2,871,000 compared to BCLP II's general and administrative expenses of $5,066,000 in the six-month period ended December 31, 1997, and BCLP's general and administrative expenses of $1,145,000 in the three-month period ended December 31, 1998 decreased by $1,043,000 compared to BCLP II's general and administrative expenses of $2,188,000 in the three-month period ended December 31, 1997. General and administrative expenses in the six-month and three-month periods ended December 31, 1997 included general and administrative expenses related to the Boston Celtics basketball team of $2,159,000 and $920,000, respectively. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, general and administrative expenses related to the Boston Celtics basketball team in the six-month and three-month periods ended December 31, 1998 are included in equity in loss of Celtics Basketball Holdings, L.P. The balance of the decreases in general and administrative expenses in the six-month and three-month periods ended December 31, 1998 is a result of decreased personnel and other general and administrative expenses as a result of the Reorganization.

Selling and promotional expenses of $1,722,000 and $1,225,000 in the six-month and three-month periods ended December 31, 1997, respectively, related entirely to the Boston Celtics basketball team. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, selling and promotional expenses related to the Boston Celtics basketball team in the six-month and three-month periods ended December 31, 1998 are included in equity in loss of Celtics Basketball Holdings, L.P.

Equity in loss of Celtics Basketball Holdings, L.P. of $4,373,000 represents BCLP's 48.3% interest in the loss of the entity that indirectly owns and operates the Boston Celtics basketball team subsequent to the June 30, 1998 Reorganization. Prior to the Reorganization, the operating results of the Boston Celtics basketball team were consolidated with BCLP II's operating results. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season ordinarily begins in late October or early November. As a result, BCLP II's operating results for the six-month and three-month periods ended December 31, 1997 included revenues from ticket sales, television and radio broadcast rights fees and promotional advertising, and included team and game expenses. Had BCLP II accounted for a 48.3% interest of the Boston Celtics basketball team for the six months ended December 31, 1997 using the equity method, BCLP II's pro forma equity in income of the Boston Celtics would have amounted to $2,119,000. However, due to the cancellation of 32 regular season games in the 1998-99 season, the Boston Celtics did not commence their 1998-99 season until early February 1999. As a result, Celtics Basketball recorded no revenues and no game expenses in the six-month period ended December 31, 1998, and its results of operations for the six-month period ended December 31, 1998 reflect net losses attributable to general and administrative expenses, selling and promotional expenses, certain team expenses contractually related to a full 82-game season, and interest expense, net of interest income.

BCLP's interest expense of $3,383,000 in the six-month period ended December 31, 1998 increased by $433,000 compared to BCLP II's interest expense of $2,950,000 in the six-month period ended December 31, 1997, and BCLP's interest expense of $1,648,000 in the three-month period ended December 31, 1998 increased by $177,000 compared to BCLP II's interest expense of $1,471,000 in the three-month period ended December 31, 1997. The increases are primarily attributable to interest related to the subordinated debentures issued in connection with the Reorganization ($1,822,000 and $911,000 in the six-month and three-month periods ended December 31, 1998, respectively) and interest related to new borrowings of $50,000,000 under BCLP II's revolving credit agreement with its commercial bank ($361,000 and $140,000 in the six-month and three-month periods ended December 31, 1998, respectively). These increases were partially offset by the fact that interest expense in the six-month and three-month periods ended December 31, 1997 included interest expense related to the Boston Celtics basketball team of $1,750,000 and $874,000, respectively. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, interest expense related to the Boston Celtics basketball team in the six-month and three-month periods ended December 31, 1998 is included in equity in loss of Celtics Basketball Holdings, L.P.

BCLP's interest income of $2,392,000 in the six-month period ended December 31, 1998 decreased by $904,000 compared to BCLP II's interest income of $3,296,000 in the six-month period ended December 31, 1997, and BCLP's interest income of $1,146,000 in the three-month period ended December 31, 1998 decreased by $584,000 compared to BCLP II's interest income of $1,730,000 in the three-month period ended December 31, 1997. The decreases are primarily attributable to a reduction in funds available for investment. In addition, interest income in the six-month and three-month periods ended December 31, 1997 included interest income related to the Boston Celtics basketball team of $166,000 and $87,000, respectively. Effective July 1, 1998, BCLP accounts for its 48.3% indirect interest in the Boston Celtics basketball team using the equity method, and, accordingly, interest income related to the Boston Celtics basketball team in the six-month and three-month periods ended December 31, 1998 is included in equity in loss of Celtics Basketball Holdings, L.P.

BCLP II recorded an extraordinary charge in the three months ended September 30, 1998 related to the early retirement of notes payable to a former principal unitholder relating to redeemed BCLP II units. The notes payable to the former principal unitholder had an aggregate initial face amount of $14,365,096. The notes, which were due and payable on July 1, 2000, also provided that the amounts to be paid to such unitholder were to be increased by specified amounts on each July 1 during their term. If the principal unitholder held the notes until July 1, 2000, he would have been entitled to receive aggregate payments (excluding interest) in the amount of $20,044,320. Each of the notes bore interest payable quarterly at the rate of 7.76% per annum. At September 30, 1998, BCLP II repaid the notes payable, which had an aggregate balance, including scheduled increases in the note balances, of $17,538,780. The notes payable were repaid in the amount of $19,794,320, resulting in an extraordinary charge of $2,255,540 related to early retirement of notes payable.

BCLP's provision for income taxes of $900,000 relates to BCLP's subsidiary corporations.

Liquidity and Capital Resources

BCLP used approximately $2,536,000 in cash flows from operations in the six months ended December 31, 1998. At December 31, 1998 the Partnership had
approximately $72,690,000 of available cash and cash equivalents and $12,391,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved until the repayment of notes payable related to redeemed BCLP II Units. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain assets of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. On May 26, 1998, $30,000,000 was
advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of operating cash flow.

In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures, cash and BCLP units. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999. The subordinated debentures mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

No cash distributions to unitholders of BCLP were declared or paid during the six months ended December 31, 1998. A cash distribution of $1.00 per unit was paid to unitholders of Boston Celtics Limited Partnership on January 14, 1998 (declared December 11, 1997 to unitholders of record on December 26, 1997). Future distributions will be determined by the General Partner based, among other things, on available resources and the needs of the Partnership.

Management believes that its cash, cash equivalents and other short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through December 31, 1999.

Year 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the Year 2000 approaches, such systems may be unable to accurately process certain date-based information. As used by the Partnership, "Year 2000 ready" means that a system will function in the year 2000 without modification or adjustment, or with a one-time manual adjustment.

State of Readiness

The Partnership has established a Year 2000 Committee and an action plan for addressing Year 2000 issues. The Partnership's action plan for addressing Year 2000 issues in its information technology ("IT") and non-IT systems covers four phases: (i) identification of all IT and non-IT systems; (ii) assessment of Year 2000 issues; (iii) repair of IT and non-IT systems, if necessary and testing and integration of repaired systems; and (iv) creation of a contingency plan to address any potential Year 2000 failures. The Partnership is also contacting third parties with which it deals (such as customers and suppliers) to evaluate their Year 2000 readiness and determine whether any Year 2000 failure will affect their ability to perform as the Year 2000 approaches and arrives.

As of December 31, 1998, the Partnership has completed the first three phases of its Year 2000 action plan with respect to its IT systems. The Partnership has identified all of its IT systems (which are comprised solely of an internal personal computer network and commercially available software products), assessed the Year 2000 readiness of these systems (which involved review and testing by the Partnership's internal information technology specialists) and made necessary repairs. As of December 31, 1998, the Partnership has completed the first phase of its Year 2000 action plan, and has begun the second phase, with respect to its non-IT systems. The Partnership has identified all of its non-IT systems (which are comprised of embedded systems contained in its leased properties) and has assessed the Year 2000 readiness of approximately 25% of these systems through review and testing. The Partnership is scheduled to complete all four phases of its Year 2000 initiative with respect to both IT and non-IT systems no later than June 30, 1999.

The Partnership has received assurances from a majority of its suppliers and third parties with which it interacts that they have addressed their Year 2000 issues. The Partnership is evaluating these assurances for their adequacy and accuracy and, in cases where the Partnership has not received assurances from third parties, is initiating further mail or phone correspondence. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for ticketing, producing and broadcasting basketball games, and for transporting the Team to and from basketball games. There can be no assurance that the Partnership's suppliers and third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operations.

Costs to Address the Year 2000 Issue

The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future.

Risks Presented by the Year 2000 Issue

Until it has fully completed the first two phases of its Year 2000 action plan with respect to both IT and non-IT systems, the Partnership cannot accurately estimate the risks of its Year 2000 issue. To date, the Partnership has not identified any IT system or non-IT system that presents a material risk of not being ready for the Year 2000. The Partnership's Year 2000 action plan may, however, identify systems that present a risk of Year 2000 related disruption. Any such disruption could have a material adverse effect upon the Partnership's financial condition and results of operations. In addition, the failure to address Year 2000 issues by the Partnership's suppliers and other third parties with which it interacts could have a material adverse effect upon the Partnership's financial condition and results of operations.

Contingency Plans

The Partnership's Year 2000 action plan calls for the Partnership to develop a Year 2000 contingency plan. Because the Partnership has not fully assessed its possible risks from Year 2000 failures, it has not yet developed a Year 2000 contingency plan. The Partnership will develop such a plan if the results of its Year 2000 action plan identify risks of a Year 2000 failure.

                         Part II - Other Information

ITEM 1

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul
E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each directors of Celtics, Inc. BCLP GP, Inc. is a wholly owned subsidiary of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated.

Although the ultimate outcome of these Complaints cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

In addition, as a result of the lockout, NBA teams did not make any payments due to players with respect to the 1998-99 season. The NBPA disputed the NBA's position on this matter, and an independent arbitrator ruled in favor of the NBA in October 1998. Further, as provided under the terms of the New Collective Bargaining Agreement between the NBA and NBPA, NBA teams are only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season.


ITEM 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits -
                Exhibit (27) - Financial data schedule.

         (b) Reports on Form 8-K -
                None.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BOSTON CELTICS LIMITED PARTNERSHIP
                                     ----------------------------------
                                                (Registrant)

                                     By: BCLP GP, Inc., its General Partner



Dated:  February 12, 1999            By: /s/ Richard G. Pond
                                         ---------------------------------
                                         Richard G. Pond
                                         Executive Vice President
                                          Chief Financial Officer
                                          and Chief Operating Officer




Dated:  February 12, 1999            BOSTON CELTICS LIMITED PARTNERSHIP II
                                     -------------------------------------
                                                 (Registrant)

                                     By: BCLP II GP, Inc., its General Partner


                                     By: /s/ Richard G. Pond
                                         ---------------------------------
                                         Richard G. Pond
                                         Executive Vice President
                                          Chief Financial Officer
                                          and Chief Operating Officer