Form 10-Q
period 1999-12-31
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2000-01-28
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1999

_______________________________________

Commission File No.	Registrant; State of Organization; Address and Telephone Number	IRS Employer Identification No.
1-14507	Boston Celtics Limited Partnership (a Delaware limited partnership) 151 Merrimac Street, Boston, Massachusetts 02114 (617) 523-6050	04-3416346
1-9324	Boston Celtics Limited Partnership II (a Delaware limited partnership) 151 Merrimac Street, Boston, Massachusetts 02114 (617) 523-6050	04-2936516

Indicate by checkmark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]            No [   ]

As of December 31, 1999, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

Part I - Financial Information

Item I - Financial Statements

BOSTON CELTICS LIMITED PARTNERSHIP
and Subsidiaries
Condensed Consolidated Balance Sheets
	December 31, 1999 (Unaudited)	June 30, 1999
ASSETS
CURRENT ASSETS Cash and cash equivalents Other short-term investments Prepaid expenses and other current assets TOTAL CURRENT ASSETS	$ 1,977,342 84,000,000 712,634 86,689,976	$ 2,607,725 83,200,000 237,245 86,044,970
PROPERTY AND EQUIPMENT, net OTHER ASSETS	9,874 1,136,133 $ 87,835,983	14,422 1,214,314 $ 87,273,706
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES Accounts payable and other current liabilities Accrued interest Federal and state income taxes payable Notes payable to bank - current portion TOTAL CURRENT LIABILITIES	$ 180,199 1,622,490 752,149 5,000,000 7,554,838	$ 99,893 751,204 2,500,000 3,351,097
DEFERRED FEDERAL AND STATE INCOME TAXES NOTES PAYABLE TO BANK - noncurrent portion SUBORDINATED DEBENTURES INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS BASKETBALL HOLDINGS, L.P.	9,710,875 50,000,000 33,586,623 33,784,910	9,710,875 50,000,000 33,384,771 33,790,372

PARTNERS' CAPITAL (DEFICIT)
    Boston Celtics Limited Partnership -
        General Partner
        Limited Partners

    Boston Celtics Limited Partnership II - General Partner
    Celtics Limited Partnership - General Partner
    Boston Celtics Communications Limited Partnership - General Partner
TOTAL PARTNERS' CAPITAL (DEFICIT)

	151,870 (47,923,194) (47,771,324) 104,966 223,348 641,747 (46,801,263) $ 87,835,983	189,968 (44,151,483) (43,961,515) 133,234 223,298 641,574 (42,963,409) $ 87,273,706

See notes to condensed consolidated financial statements.

BOSTON CELTICS LIMITED PARTNERSHIP
and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
	Six Months Ended		Three Months Ended
	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998

Costs and expenses:
    General and administrative
    Depreciation and amortization

Equity in income (loss) of Celtics
  Basketball Holdings, L.P.
Interest expense
Interest income
Net realized gains on disposition of
  marketable securities and other
  short-term investments
Loss before income taxes and
  extraordinary charge
Provision for income taxes
Loss before extraordinary charge
Extraordinary charge for early retirement
  of notes payable
Net loss
Net loss applicable to interests of General
  Partners
Net loss applicable to interests of Limited
  Partners

	$(2,036,117) (28,104) (2,064,221) 5,462 (3,425,299) 2,446,204 (3,037,854) 800,000 (3,837,854) (3,837,854) (66,143) $(3,771,711)	$ (2,195,431) (28,104) (2,223,535) (4,372,521) (3,383,228) 2,392,332 6,020 (7,580,932) 900,000 (8,480,932) (2,255,540) (10,736,472) (242,410) $(10,494,062)	$(1,205,457) (14,052) (1,219,509) 1,423,743 (1,742,718) 1,281,277 (257,207) 400,000 (657,207) (657,207) 5,499 $ (662,706)	$(1,145,116) (14,052) (1,159,168) (3,182,782) (1,648,411) 1,145,870 (4,844,491) 400,000 (5,244,491) (5,244,491) (128,815) ($5,115,676)
Loss per unit before extraordinary charge Net loss per unit	$ (1.40) $ (1.40)	$ (3.06) $ (3.88)	$ (0.25) $ (0.25)	$ (1.89) $ (1.89)

See notes to condensed consolidated financial statements.

BOSTON CELTICS LIMITED PARTNERSHIP
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
Six Months Ended
	December 31, 1999	December 31, 1998
CASH FLOWS USED IN OPERATING ACTIVITIES General and administrative expenses Interest expense Interest income Income taxes paid NET CASH FLOWS USED IN OPERATING ACTIVITIES	$ (2,015,184) (1,601,249) 2,075,624 (799,055) (2,339,864)	$ (2,927,919) (1,732,385) 2,707,162 (582,595) (2,535,737)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Purchases of short-term investments
    Proceeds from sales of marketable securities
    Proceeds from sales of short-term investments
    Other receipts (expenditures)
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

	(295,900,000) 295,100,000 9,481 (790,519)	(246,982,754) 1,000,000 312,427,039 17,053 66,461,338
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from bank borrowings Payment of notes payable Cash contributions from general partner NET CASH FLOWS FROM FINANCING ACTIVITIES	2,500,000 2,500,000	20,000,000 (19,794,320) 90,166 295,846
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS Cash and cash equivalents at beginning of period CASH AND CASH EQUIVALENTS AT END OF PERIOD	(630,383) 2,607,725 $ 1,977,342	64,221,447 8,468,286 $ 72,689,733

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

BCLP held no material assets and was not engaged in operations from its date of formation until the completion of the Reorganization on June 30, 1998. Upon completion of the Reorganization, BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P., ("Celtics Basketball Holdings") which, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method, and accordingly, the investment is carried at cost, effected by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1999 and the Form 10-Q for the quarter ended September 30, 1999.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the six and three months ended December 31, 1999 and 1998 is as follows:
	Six Months Ended		Three Months Ended
	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998
Total revenues Total costs and expenses Interest income (expense), net Net income (loss)	$ 26,986,000 (25,440,233) (1,534,462) $ 11,305	$(7,650,867) (1,399,754) $(9,050,621)	$ 26,986,000 (23,361,552) (677,462) $ 2,946,986	$(5,831,729) (756,267) $(6,587,996)

BOSTON CELTICS LIMITED PARTNERSHIP
and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Note 4 - The following table sets forth the computation of loss per unit:
	Six Months Ended		Three Months Ended
	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998
Numerator for loss per unit: Loss before extraordinary charge: Loss before extraordinary charge Applicable to interests of General Partners of subsidiary partnerships	$(3,837,854) (28,045) (3,809,809)	$ (8,480,932) (113,854) (8,367,078)	$ (657,207) 12,193 (669,400)	$(5,244,491) (77,142) (5,167,349)

        Applicable to 1% General
          Partnership interest of BCLP
        Applicable to interests of Limited
          Partners
     Net loss:
        Net loss
        Applicable to interests of General
          Partners of subsidiary partnerships

        Applicable to 1% General
          Partnership interest of BCLP
        Applicable to interests of Limited
          Partners

Denominator for loss per unit - weighted
  average units
Loss per unit before extraordinary charge
Net loss per unit

	(38,098) $(3,771,711) $(3,837,854) (28,045) (3,809,809) (38,098) $(3,771,711) 2,703,664 $ (1.40) $ (1.40)	(83,671) $ (8,283,407) $(10,736,472) (136,409) (10,600,063) (106,001) $(10,494,062) 2,703,664 $ (3.06) $ (3.88)	(6,694) $ (662,706) $ (657,207) 12,193 (669,400) (6,694) $ (662,706) 2,703,664 $ (0.25) $ (0.25)	(51,673) $(5,115,676) $(5,244,491) (77,142) (5,167,349) (51,673) $(5,115,676) 2,703,664 $ (1.89) $ (1.89)

BOSTON CELTICS LIMITED PARTNERSHIP II
and Subsidiaries
Condensed Consolidated Balance Sheets
	December 31, 1999 (Unaudited)	June 30, 1999
ASSETS
CURRENT ASSETS Cash and cash equivalents Other short-term investments Due from related parties Prepaid expenses and other current assets TOTAL CURRENT ASSETS PROPERTY AND EQUIPMENT, net OTHER ASSETS	$ 1,969,412 84,000,000 2,997,884 710,258 89,677,554 9,874 1,136,133 $90,823,561	$ 2,597,546 83,200,000 2,049,516 217,162 88,064,224 14,422 1,214,314 $89,292,960
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES Accounts payable and other current liabilities Accrued interest Federal and state income taxes payable Notes payable to bank - current portion TOTAL CURRENT LIABILITIES	$ 180,202 1,622,490 752,149 5,000,000 7,554,841	$ 99,488 751,204 2,500,000 3,350,692
DEFERRED FEDERAL AND STATE INCOME TAXES NOTES PAYABLE TO BANK - noncurrent portion SUBORDINATED DEBENTURES INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS BASKETBALL HOLDINGS, L.P.	9,710,875 50,000,000 33,586,623 33,784,910	9,710,875 50,000,000 33,384,771 33,790,372

PARTNERS' CAPITAL (DEFICIT)
    Boston Celtics Limited Partnership II -
        General Partner
        Limited Partners

    Celtics Limited Partnership - General Partner
    Boston Celtics Communications Limited Partnership - General
      Partner
TOTAL PARTNERS' CAPITAL (DEFICIT)

	104,966 (44,783,749) (44,678,783) 223,348 641,747 (43,813,688) $90,823,561	133,234 (41,941,856) (41,808,622) 223,298 641,574 (40,943,750) $89,292,960

See notes to condensed consolidated financial statements.

BOSTON CELTICS LIMITED PARTNERSHIP II
and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
Six Months Ended		Three Months Ended
December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998

Costs and expenses:
    General and administrative
    Amortization

Equity in income (loss) of Celtics
  Basketball Holdings, L.P.
Interest expense
Interest income
Net realized gains on disposition of
  marketable securities and other
  short-term investments
Income (loss) before income taxes and
  extraordinary charge
Provision for income taxes
Loss before extraordinary charge
Extraordinary charge for early retirement
  of notes payable
Net loss
Net income (loss) applicable to interests of
  General Partners
Net loss applicable to interests of Limited
  Partners

$(1,072,748) (23,557) (1,096,305) 5,462 (3,425,299) 2,446,204 (2,069,938) 800,000 (2,869,938) (2,869,938) (28,044) $(2,841,894)	$ (837,059) (23,557) (860,616) (4,372,521) (3,383,228) 2,392,332 6,020 (6,218,013) 900,000 (7,118,013) (2,255,540) (9,373,553) (136,409) $(9,237,144)	$ (770,545) (11,779) (782,324) 1,423,743 (1,742,718) 1,281,277 179,978 400,000 (220,022) (220,022) 12,194 $ (232,216)	($496,652) (11,779) (508,431) (3,182,782) (1,648,411) 1,145,870 (4,193,754) 400,000 (4,593,754) (4,593,754) (77,142) $(4,516,612)

See notes to condensed consolidated financial statements.

BOSTON CELTICS LIMITED PARTNERSHIP II
and Subsidiaries
Condensed Consolidated Statements of Cash Flows
Unaudited
Six Months Ended
	December 31, 1999	December 31, 1998
CASH FLOWS USED IN OPERATING ACTIVITIES General and administrative expenses Interest expense Interest income Income taxes paid NET CASH FLOWS USED IN OPERATING ACTIVITIES	$(2,012,935) (1,601,249) 2,075,624 (799,055) (2,337,615)	$ (2,675,381) (1,732,385) 2,707,162 (582,595) (2,283,199)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
    Purchases of short-term investments
    Proceeds from sales of short-term investments
    Proceeds from sales of marketable securities
    Other receipts (expenditures)
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

	(295,900,000) 295,100,000 9,481 (790,519)	(246,982,754) 312,427,039 1,000,000 17,053 66,461,338
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from bank borrowings Payment of notes payable NET CASH FLOWS FROM FINANCING ACTIVITIES	2,500,000 2,500,000	20,000,000 (19,794,320) 205,680
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS Cash and cash equivalents at beginning of period CASH AND CASH EQUIVALENTS AT END OF PERIOD	(628,134) 2,597,546 $ 1,969,412	64,383,819 8,268,186 $ 72,652,005

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

Accordingly, effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings, which is accounted for on the equity method. Accordingly, the investment is carried at cost, effected by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1999 and the Form 10-Q for the quarter ended September 30, 1999.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary income statement data for Celtics Basketball Holdings for the six and three months ended December 31, 1999 and 1998 is as follows:
	Six Months Ended		Three Months Ended
	December 31, 1999	December 31, 1998	December 31, 1999	December 31, 1998
Total revenues Total costs and expenses Interest income (expense), net Net income (loss)	$ 26,986,000 (25,440,233) (1,534,462) $ 11,305	$(7,650,867) (1,399,754) $(9,050,621)	$ 26,986,000 (23,361,552) (677,462) $ 2,946,986	$(5,831,729) (756,267) $(6,587,996)

BOSTON CELTICS LIMITED PARTNERSHIP
BOSTON CELTICS LIMITED PARTNERSHIP II
and Subsidiaries
Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), estimates of future impacts of the player lockout, capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the continuing effects of the player lockout and cancellation of 32 regular season games in the 1998-99 season as a result of the lockout, the impact of the lockout on television and other revenues, the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts and the performance of certain investments by subsidiaries of the Partnership.

Collective Bargaining Agreement

In March 1998 the Board of Governors of the National Basketball Association ("NBA") exercised its right to terminate the collective bargaining agreement between the NBA and the NBA Players Association ("NBPA"), and effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement.

On January 20, 1999, the NBA and the NBPA entered into a New Collective Bargaining Agreement, thereby ending the lockout. The New Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team (25 of which were home games), beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Further, as provided under the terms of the New Collective Bargaining Agreement, NBA teams were only required to pay 50/82 of each player's salary with respect to the 1998-99 regular season. Previously, an independent arbitrator ruled that NBA teams, including the Boston Celtics, were not required to pay player salaries during the lockout.

General

BCLP accounts for its indirect investment in the accounts and operations of the Boston Celtics using the equity method, and accordingly, its equity in the income (loss) of the Boston Celtics is reported on a single line item in its Condensed Consolidated Statement of Operations. Following is a general description of certain matters related to the operations of the Boston Celtics.

The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. The most significant expenses of the Boston Celtics are player and coaching salaries. A large portion of the Boston Celtics' annual revenues and operating expenses is determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players, coaches and broadcast organizations.

The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which normally extends from late October or early November through late April.

For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season normally begins in late October or early November, the first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. Based on the standard NBA game schedule, the Boston Celtics historically recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and recognize its playoff revenue, if any, in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings, which indirectly owns and operates the Boston Celtics, will generally result in a loss in its first fiscal quarter, income in its second and third fiscal quarters and a loss in its fourth fiscal quarter unless there is significant income from playoff revenues.

Given the lockout, however, the cancellation of 32 regular season games and the reduced number of games in the revised 1998-99 NBA schedule, Celtics Basketball recognized approximately 61% of its 1998-99 regular season revenue in the third fiscal quarter and approximately 39% of such revenue in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings resulted in losses in the first and second fiscal quarters of the fiscal year ending June 30, 1999 and income in the third and fourth fiscal quarters of the fiscal year ending June 30, 1999. Given the uncertainty of the impact on revenue and expenses of the lockout, canceled games and the shortened 1998-99 NBA season, there can be no assurance that BCLP's and BCLP II's equity in the income (loss) of Celtics Basketball Holdings will not result in further losses in the fiscal year ending June 30, 2000, and beyond.

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the six and three months ended December 31, 1999 with the six and three months ended December 31, 1998.

General and administrative expenses of $2,036,000 in the six months ended December 31, 1999 decreased by $159,000 compared to $2,195,000 in the six months ended December 31, 1998. The decrease in the six months ended December 31, 1999 was primarily attributable to decreased professional expenses. General and administrative expenses of $1,205,000 in the three months ended December 31, 1999 increased by $60,000 compared to $1,145,000 in the three months ended December 31, 1998. The increase in the three months ended December 31, 1999 was primarily attributable to increased personnel expenses.

Equity in income (loss) of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the income (loss) of the entity that indirectly owns and operates the Boston Celtics. BCLP's equity in the income of Celtics Basketball Holdings amounted to $5,000 and $1,424,000 in the six and three months ended December 31, 1999, respectively, as compared to losses of $4,373,000 and $3,183,000 in the six and three months ended December 31, 1998, respectively. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. As a result of the lockout, however, the 1998-99 NBA regular season began in February 1999, and accordingly, BCLP's equity in its interest in Celtics Basketball Holdings resulted in losses in the six and three months ended December 31, 1998. The 1999-2000 NBA regular season began in early November 1999, and accordingly, BCLP's equity in its interest in Celtics Basketball Holdings resulted in a loss in the three months ended September 30, 1999, and income in the three months ended December 31, 1999.

Interest expense of $3,425,000 in the six months ended December 31, 1999 increased by $42,000 compared to $3,383,000 in the six months ended December 31, 1998, and interest expense of $1,743,000 in the three months ended December 31, 1999 increased by $95,000 compared to $1,648,000 in the three months ended December 31, 1998. The increase is primarily attributable to increased borrowings under BCLP II's revolving credit agreement. This increase was partially offset by the effect of the September 30, 1998 repayment of notes payable to a former principal unitholder. The notes were repaid with proceeds from BCLP II's revolving credit agreement with its commercial bank, which accrues interest at a lower effective rate.

Interest income of $2,446,000 in the six months ended December 31, 1999 increased by $54,000 compared to $2,392,000 in the six months ended December 31, 1998, and interest income of $1,281,000 in the three months ended December 31, 1999 increased by $135,000 compared to $1,146,000 in the three months ended December 31, 1998. The increase is primarily attributable to an increase in funds available for investment combined with an increase in the effective rates of interest earned on those investments.

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

BCLP's provision for income taxes of $800,000 relates to BCLP's subsidiary corporations.

Liquidity and Capital Resources

BCLP used approximately $2,340,000 in cash flows from operating activities in the six months ended December 31, 1999. At December 31, 1999 the Partnership had approximately $1,977,000 of available cash and $84,000,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. At December 31, 1999, $55,000,000 was outstanding under the revolving credit agreement, $5,000,000 of which is payable on March 30, 2000 and $50,000,000 of which is payable upon the maturity of the agreement. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures, cash and BCLP units in the Reorganization. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $33,586,623 at December 31, 1999. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

No cash distributions to unitholders of BCLP were declared or paid during the quarters ended December 31, 1999 and 1998. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities, distributions from Celtics Basketball Holdings and unused portions of credit facilities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through December 31, 2000.

Market Risk

At December 31, 1999, BCLP had invested approximately $84,000,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the Partnership has no other assets that are subject to market risk.

Year 2000

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. Such systems may be unable to accurately process certain date-based information in the Year 2000. As used by the Partnership, "Year 2000 ready" means that a system will function in the year 2000 without modification or adjustment, or with a one-time manual adjustment.

State of Readiness

The Partnership established a Year 2000 Committee and an action plan for addressing Year 2000 issues. As of December 31, 1999, the Partnership completed all phases of its Year 2000 action plan. The Partnership has not yet experienced any material Year 2000 issues.

The Partnership received assurances from all of its significant suppliers and third parties with which it interacts that they addressed their Year 2000 issues. The Partnership evaluated these assurances for their adequacy and accuracy. As a general matter, the Partnership is vulnerable to failures by third parties to address their own Year 2000 issues. The Partnership relies heavily upon third parties for ticketing, producing and broadcasting basketball games and for transporting the Boston Celtics' players, coaches and equipment to and from basketball games. Although the Partnership has not experienced any material Year 2000 issues relating to suppliers and third parties, there can be no assurance that the Partnership's suppliers and third parties have adequately addressed their Year 2000 issues, and any Year 2000 issues that may develop in the future could have a material adverse effect upon the Partnership's financial condition and results of operations.

Costs to Address the Year 2000 Issue

The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future.

Contingency Plans

The Partnership developed and documented a Year 2000 contingency plan. The plan identifies business critical applications and systems, and describes strategies for resuming functionality in the event of a Year 2000-related disruption.

Risks Presented by the Year 2000 Issue

To date, the Partnership has not experienced any significant Year 2000-related issues with respect to its IT and non-IT systems, as well as those of its suppliers and other third parties with which it interacts, that have had or would have a material adverse effect on the Partnership's financial condition or results of operations. There can be no assurance, however, that all potential Year 2000-related issues have been identified.

Part II - Other Information

ITEM 1

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

Although the ultimate outcome of the Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits -
            Exhibit (27) - Financial data schedule.

      (b) Reports on Form 8-K -
            None.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BOSTON CELTICS LIMITED PARTNERSHIP (Registrant) By: BCLP GP, Inc., its General Partner
Dated: January 28, 2000	By: /s/ Richard G. Pond Richard G. Pond Executive Vice President Chief Financial Officer and Chief Operating Officer
BOSTON CELTICS LIMITED PARTNERSHIP II (Registrant) By: BCLP II GP, Inc., its General Partner
Dated: January 28, 2000	By: /s/ Richard G. Pond Richard G. Pond Executive Vice President Chief Financial Officer and Chief Operating Officer