Form 10-Q
period 2000-03-31
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2000-04-28
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended March 31, 2000

                   ---------------------------------------




Commission      Registrant; State of Organization;         IRS Employer
 File No.          Address and Telephone Number         Identification No.
--------------------------------------------------------------------------
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
                           Yes  [X]      No
                               -----        -----

As of March 31, 2000, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.


                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                           March 31,       June 30,
                                                             2000             1999
                                                         ----------------------------
                                                          (Unaudited)
                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $  2,678,574    $  2,607,725
  Other short-term investments                             84,900,000      83,200,000
  Prepaid expenses and other current assets                   379,308         237,245
                                                         ----------------------------
TOTAL CURRENT ASSETS                                       87,957,882      86,044,970
PROPERTY AND EQUIPMENT, net                                     7,601          14,422
OTHER ASSETS                                                1,097,014       1,214,314
                                                         ----------------------------
                                                         $ 89,062,497    $ 87,273,706
                                                         ============================
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities         $    121,836    $     99,893
  Accrued interest                                          2,449,242
  Due to related parties                                       34,861
  Federal and state income taxes payable                      677,350         751,204
  Notes payable to bank - current portion                   7,000,000       2,500,000
                                                         ----------------------------
TOTAL CURRENT LIABILITIES                                  10,283,289       3,351,097
DEFERRED FEDERAL AND STATE INCOME TAXES                     9,710,875       9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                 50,000,000      50,000,000
SUBORDINATED DEBENTURES                                    33,688,006      33,384,771
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                 30,233,473      33,790,372

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                           171,101         189,968
    Limited Partners                                      (46,019,280)    (44,151,483)
                                                         ----------------------------
                                                          (45,848,179)    (43,961,515)
  Boston Celtics Limited Partnership II -
   General Partner                                             94,367         133,234
  Celtics Limited Partnership - General Partner               258,825         223,298
  Boston Celtics Communications Limited Partnership -
   General Partner                                            641,841         641,574
                                                         ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                         (44,853,146)    (42,963,409)
                                                         ----------------------------
                                                         $ 89,062,497    $ 87,273,706
                                                         ============================

See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited



                                                      Nine Months Ended         Three Months Ended
                                                  --------------------------------------------------------
                                                    March 31,      March 31,      March 31,      March 31,
                                                      2000           1999           2000           1999
                                                  --------------------------------------------------------

Costs and expenses:
  General and administrative                      $(2,832,039)   $(3,118,072)   $  (795,922)   $  (922,641)
  Depreciation and amortization                       (42,156)       (42,156)       (14,052)       (14,052)
                                                  --------------------------------------------------------
                                                   (2,874,195)    (3,160,228)      (809,974)      (936,693)
Equity in income (loss) of Celtics
 Basketball Holdings, L.P.                          3,556,898       (994,121)     3,551,436      3,378,400
Interest expense                                   (5,176,977)    (5,004,961)    (1,751,678)    (1,621,733)
Interest income                                     3,839,398      3,401,046      1,393,194      1,008,714
Net realized gains on disposition of
 marketable securities and other short
  -term investments                                                    6,020
                                                  --------------------------------------------------------

Income (loss) before income taxes and
 extraordinary charge                                (654,876)    (5,752,244)     2,382,978      1,828,688
Provision for income taxes                          1,200,000      1,300,000        400,000        400,000
                                                  --------------------------------------------------------
Income (loss) before extraordinary charge          (1,854,876)    (7,052,244)     1,982,978      1,428,688
Extraordinary charge for early retirement
 of notes payable                                                  2,255,540
                                                  --------------------------------------------------------
Net income (loss)                                  (1,854,876)    (9,307,784)     1,982,978      1,428,688
Net income (loss) applicable to interests of
 General Partners                                      12,921       (175,624)        79,064         66,786
                                                  --------------------------------------------------------
Net income (loss) applicable to interests of
 Limited Partners                                 $(1,867,797)   $(9,132,160)   $ 1,903,914    $ 1,361,902
                                                  ========================================================

Income (loss) per unit before extraordinary
 charge                                           $     (0.69)   $     (2.56)   $      0.70    $      0.50
Net income (loss) per unit                        $     (0.69)   $     (3.38)   $      0.70    $      0.50

See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited



                                                                 Nine Months Ended
                                                         ------------------------------
                                                            March 31,         March 31,
                                                              2000              1999
                                                         ------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                    $  (2,787,028)    $  (4,172,165)
  Interest expense                                          (2,424,792)       (2,456,150)
  Interest income                                            3,745,066         3,651,138
  Income taxes paid                                         (1,273,854)       (1,082,596)
                                                         -------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                 (2,740,608)       (4,059,773)
                                                         -------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                     (460,100,000)     (246,982,754)
  Proceeds from sales of marketable securities                                 1,000,000
  Proceeds from sales of short-term investments            458,400,000       324,427,039
  Other receipts (expenditures)                                 11,457            13,914
                                                         -------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES          (1,688,543)       78,458,199
                                                         -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                              4,500,000        21,000,000
  Payment of notes payable                                                   (19,794,320)
  Distribution from Celtics Basketball Holdings, L.P.                          3,682,811
  Cash contributions from general partner                                         90,166
                                                         -------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                     4,500,000         4,978,657
                                                         -------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       70,849        79,377,083
Cash and cash equivalents at beginning of period             2,607,725         8,468,286
                                                         -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   2,678,574     $  87,845,369
                                                         ===============================


See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
            Notes to Condensed Consolidated Financial Statements


Note 1 - The condensed consolidated financial statements include the accounts of Boston Celtics Limited Partnership ("BCLP," the "Partnership") and its majority-owned and controlled subsidiary corporations and partnerships.

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1999 and the Forms 10-Q for the quarters ended September 30, 1999 and December 31, 1999.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the nine and three months ended March 31, 2000 and 1999 is as follows:

                                                 Nine Months Ended                 Three Months Ended
                                           ---------------------------------------------------------------
                                             March 31,        March 31,        March 31,        March 31,
                                               2000             1999             2000             1999
                                           ---------------------------------------------------------------

Total revenues                             $ 69,252,000     $ 26,288,000     $ 42,266,000     $ 26,288,000
Total costs and expenses                    (59,702,000)     (27,143,000)     (34,261,000)     (19,492,000)
Interest and other income (expense), net     (2,188,000)      (1,203,000)        (654,000)         197,000
                                           ---------------------------------------------------------------
Net income (loss)                          $  7,362,000     $ (2,058,000)    $  7,351,000     $  6,993,000
                                           ===============================================================

Note 4 - BCLP is a partnership that is taxed as a corporation. The condensed consolidated financial statements include the accounts and operating results of wholly owned subsidiary corporations that file tax returns separate from those of BCLP. As a result, income of those subsidiary corporations can not be offset by losses of BCLP. Aggregate pre-tax income of BCLP's wholly owned taxable subsidiary corporations amounted to $2,508,000 in the nine months ended March 31, 2000.

Note 5 - At March 31, 2000, BCLP II had an amount due from BCLP in the amount of $3,451,231. Effective March 31, 2000, BCLP II made a non-cash distribution of this receivable to BCLP, and recorded a cash distribution payable in the amount of $34,861 to BCLP II GP, Inc., its general partner, representing its 1% share of the total distribution.

Note 6 - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Partnership's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

Note 7 - The following table sets forth the computation of income (loss) per unit:

                                                                    Nine Months Ended             Three Months Ended
                                                               --------------------------------------------------------
                                                                March 31,       March 31,      March 31,     March 31,
                                                                  2000            1999           2000          1999
                                                               --------------------------------------------------------

Numerator for income (loss) per unit:
  Income (loss) before extraordinary charge:
    Income (loss) before extraordinary charge                  $(1,854,876)    $(7,052,244)    $1,982,978    $1,428,688
    Applicable to interests of General
     Partners of subsidiary partnerships                            31,788         (60,825)        59,833        53,029
                                                               --------------------------------------------------------
                                                                (1,886,664)     (6,991,419)     1,923,145     1,375,659
    Applicable to 1% General Partnership interest of BCLP          (18,867)        (69,914)        19,231        13,757
                                                               --------------------------------------------------------
    Applicable to interests of Limited Partners                $(1,867,797)    $(6,921,505)    $1,903,914    $1,361,902
                                                               ========================================================

  Net income (loss):
    Net income (loss)                                          $(1,854,876)    $(9,307,784)    $1,982,978    $1,428,688
    Applicable to interests of General
     Partners of subsidiary partnerships                            31,788         (83,380)        59,833        53,029
                                                               --------------------------------------------------------
                                                                (1,886,664)     (9,224,404)     1,923,145     1,375,659
    Applicable to 1% General Partnership
     interest of BCLP                                              (18,867)        (92,244)        19,231        13,757
                                                               --------------------------------------------------------
    Applicable to interests of Limited
     Partners                                                  $(1,867,797)    $(9,132,160)    $1,903,914    $1,361,902
                                                               ========================================================

Denominator for income (loss) per unit -
 weighted average units                                          2,703,664       2,703,664      2,703,664     2,703,664
                                                               ========================================================

Income (loss) per unit before extraordinary
 charge                                                        $     (0.69)    $     (2.56)    $     0.70    $     0.50
                                                               ========================================================
Net income (loss) per unit                                     $     (0.69)    $     (3.38)    $     0.70    $     0.50
                                                               ========================================================


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                           March 31,       June 30,
                                                             2000             1999
                                                         ----------------------------
                                                          (Unaudited)
                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                              $  2,674,465    $  2,597,546
  Other short-term investments                             84,900,000      83,200,000
  Due from related parties                                                  2,049,516
  Prepaid expenses and other current assets                   376,862         217,162
                                                         ----------------------------
TOTAL CURRENT ASSETS                                       87,951,327      88,064,224
PROPERTY AND EQUIPMENT, net                                     7,601          14,422
OTHER ASSETS                                                1,097,014       1,214,314
                                                         ----------------------------
                                                         $ 89,055,942    $ 89,292,960
                                                         ============================
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities         $    121,836    $     99,488
  Accrued interest                                          2,449,242
  Due to related parties                                       34,861
  Federal and state income taxes payable                      677,350         751,204
  Notes payable to bank - current portion                   7,000,000       2,500,000
                                                         ----------------------------
TOTAL CURRENT LIABILITIES                                  10,283,289       3,350,692
DEFERRED FEDERAL AND STATE INCOME TAXES                     9,710,875       9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                 50,000,000      50,000,000
SUBORDINATED DEBENTURES                                    33,688,006      33,384,771
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                 30,233,473      33,790,372

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                            94,367         133,234
    Limited Partners                                      (45,854,734)    (41,941,856)
                                                         ----------------------------
                                                          (45,760,367)    (41,808,622)
  Celtics Limited Partnership - General Partner               258,825         223,298
  Boston Celtics Communications Limited Partnership -
   General Partner                                            641,841         641,574
                                                         ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                         (44,859,701)    (40,943,750)
                                                         ----------------------------
                                                         $ 89,055,942    $ 89,292,960
                                                         ============================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited

                                                      Nine Months Ended         Three Months Ended
                                                  --------------------------------------------------------
                                                    March 31,      March 31,      March 31,      March 31,
                                                      2000           1999           2000           1999
                                                  --------------------------------------------------------

Costs and expenses:

  General and administrative                      $(1,413,843)   $(1,261,982)   $  (341,095)   $  (424,923)
  Amortization                                        (35,335)       (35,335)       (11,778)       (11,778)
                                                  --------------------------------------------------------
                                                   (1,449,178)    (1,297,317)      (352,873)      (436,701)
Equity in income (loss) of Celtics
 Basketball Holdings, L.P.                          3,556,898       (994,121)     3,551,436      3,378,400
Interest expense                                   (5,176,977)    (5,004,961)    (1,751,678)    (1,621,733)
Interest income                                     3,839,398      3,401,046      1,393,194      1,008,714
Net realized gains on disposition of
 marketable securities and other short-
  term investments                                                     6,020
                                                  --------------------------------------------------------
Income (loss) before income taxes and
 extraordinary charge                                 770,141     (3,889,333)     2,840,079      2,328,680
Provision for income taxes                          1,200,000      1,300,000        400,000        400,000
                                                  --------------------------------------------------------
Income (loss) before extraordinary charge            (429,859)    (5,189,333)     2,440,079      1,928,680
Extraordinary charge for early retirement
 of notes payable                                                  2,255,540
                                                  --------------------------------------------------------
Net income (loss)                                    (429,859)    (7,444,873)     2,440,079      1,928,680
Net income (loss) applicable to interests of
 General Partners                                      31,789        (83,380)        59,833         53,029
                                                  --------------------------------------------------------
Net income (loss) applicable to interests of
 Limited Partners                                 $  (461,648)   $(7,361,493)   $ 2,380,246    $ 1,875,651
                                                  ========================================================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited

                                                                 Nine Months Ended
                                                         -------------------------------
                                                            March 31,         March 31,
                                                              2000              1999
                                                         -------------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                    $  (2,780,958)    $  (3,912,697)
  Interest expense                                          (2,424,792)       (2,456,150)
  Interest income                                            3,745,066         3,651,138
  Income taxes paid                                         (1,273,854)       (1,082,596)
                                                         -------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                 (2,734,538)       (3,800,305)
                                                         -------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                     (460,100,000)     (246,982,754)
  Proceeds from sales of short-term investments            458,400,000       324,427,039
  Proceeds from sales of marketable securities                                 1,000,000
  Other receipts (expenditures)                                 11,457            13,914
                                                         -------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES          (1,688,543)       78,458,199
                                                         -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                              4,500,000        21,000,000
  Payment of notes payable                                                   (19,794,320)
  Cash distribution from Celtics Basketball Holdings, L.P.                     3,682,811
                                                         -------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                     4,500,000         4,888,491
                                                         -------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       76,919        79,546,385
Cash and cash equivalents at beginning of period             2,597,546         8,268,186
                                                         -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   2,674,465     $  87,814,571
                                                         ===============================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
            Notes to Condensed Consolidated Financial Statements


Note 1 - The condensed consolidated financial statements include the accounts of Boston Celtics Limited Partnership II ("BCLP II," the
"Partnership") and its majority-owned and controlled subsidiary corporations and partnerships. All intercompany transactions are eliminated in consolidation.

Pursuant to a reorganization of its partnership structure that was completed on June 30, 1998 (the "Reorganization"), the Partnership's name was changed to Boston Celtics Limited Partnership II. As a result of the Reorganization, the Partnership's 99% limited partnership interest is owned by Boston Celtics Limited Partnership (a Delaware limited partnership formed in April 1998) ("BCLP").

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 1999 and the Forms 10-Q for the quarters ended September 30, 1999 and December 31, 1999.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the nine and three months ended March 31, 2000 and 1999 is as follows:

                                                 Nine Months Ended                 Three Months Ended
                                           --------------------------------------------------------------
                                             March 31,        March 31,        March 31,        March 31,
                                               2000             1999             2000             1999
                                           --------------------------------------------------------------

Total revenues                             $ 69,252,000     $ 26,288,000     $ 42,266,000    $ 26,288,000
Total costs and expenses                    (59,702,000)     (27,143,000)     (34,261,000)    (19,492,000)
Interest and other income (expense), net     (2,188,000)      (1,203,000)        (654,000)        197,000
                                           --------------------------------------------------------------
Net income (loss)                          $  7,362,000     $ (2,058,000)    $  7,351,000    $  6,993,000
                                           ==============================================================

Note 4 - The condensed consolidated financial statements include the accounts and operating results of wholly owned subsidiary corporations that file tax returns separate from those of BCLP II. As a result, income of those subsidiary corporations can not be offset by losses of BCLP II. Aggregate pre-tax income of BCLP II's wholly owned taxable subsidiary corporations amounted to $2,508,000 in the nine months ended March 31, 2000.

Note 5 - At March 31, 2000, BCLP II had an amount due from BCLP in the amount of $3,451,231. Effective March 31, 2000, BCLP II made a non-cash distribution of this receivable to BCLP, and recorded a cash distribution payable in the amount of $34,861 to BCLP II GP, Inc., its general partner, representing its 1% share of the total distribution.

Note 6 - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Partnership's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations


Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), estimates of future impacts of the player lockout, capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the continuing effects of the player lockout and cancellation of 32 regular season games in the 1998-99 season as a result of the lockout, the impact of the lockout on television and other revenues, the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding ticket sales and revenues and media contracts and the performance of certain investments by subsidiaries of the Partnership.

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

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the nine and three months ended March 31, 2000 with the nine and three months ended March 31, 1999.

General and administrative expenses of $2,832,000 in the nine months ended March 31, 2000 decreased by $286,000 compared to $3,118,000 in the nine months ended March 31, 1999, and general and administrative expenses of $796,000 in the three months ended March 31, 2000 decreased by $127,000 compared to $923,000 in the three months ended March 31, 1999. The decreases were primarily attributable to decreased professional expenses.

Equity in income (loss) of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the income (loss) of the entity that indirectly owns and operates the Boston Celtics. BCLP's equity in the income of Celtics Basketball Holdings amounted to $3,557,000 and $3,551,000 in the nine and three months ended March 31, 2000, respectively, as compared to a loss of $994,000 in the nine months ended March 31, 1999 and income of $3,378,000 in the three months ended March 31, 1999. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. As a result of the lockout, however, the 1998-99
NBA regular season began in February 1999, and accordingly, BCLP's equity in its interest in Celtics Basketball Holdings resulted in losses in the six and three months ended December 31, 1998 and income in the three months ended March 31, 1999. The 1999-2000 NBA regular season began in early November 1999, and accordingly, BCLP's equity in its interest in Celtics Basketball Holdings resulted in a loss in the three months ended September 30, 1999, and income in the three month periods ended December 31, 1999 and March 31, 2000.

Interest expense of $5,177,000 in the nine months ended March 31, 2000 increased by $172,000 compared to $5,005,000 in the nine months ended March 31, 1999, and interest expense of $1,752,000 in the three months ended March 31, 2000 increased by $130,000 compared to $1,622,000 in the three months ended March 31, 1999. The increase is primarily attributable to increased borrowings under BCLP II's revolving credit agreement. This increase was partially offset by the effect of the September 30, 1998 repayment of notes payable to a former principal unitholder. The notes were repaid with proceeds from BCLP II's revolving credit agreement with its commercial bank, which accrues interest at a lower effective rate.

Interest income of $3,839,000 in the nine months ended March 31, 2000 increased by $438,000 compared to $3,401,000 in the nine months ended March 31, 1999, and interest income of $1,393,000 in the three months ended March 31, 2000 increased by $384,000 compared to $1,009,000 in the three months ended March 31, 1999. The increase is primarily attributable to an increase in funds available for investment combined with an increase in the effective rates of interest earned on those investments.

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

BCLP's provision for income taxes of $1,200,000 relates to BCLP's subsidiary corporations.

Liquidity and Capital Resources

BCLP used approximately $2,741,000 in cash flows from operating activities in the nine months ended March 31, 2000. At March 31, 2000 the Partnership had approximately $2,679,000 of available cash and $84,900,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, unused portions of credit facilities with its commercial bank, and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. At March 31, 2000, $57,000,000 was outstanding under the revolving credit agreement, $7,000,000 of which is payable on June 30, 2000 and $50,000,000 of which is payable upon the maturity of the agreement. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures, cash and BCLP units in the Reorganization. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $33,688,006 at March 31, 2000. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption of the subordinated debentures, and they are not entitled to any sinking fund.

No cash distributions to unitholders of BCLP were declared or paid during the quarters ended March 31, 2000 and 1999. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities, distributions from Celtics Basketball Holdings and unused portions of credit facilities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through March 31, 2001.

Market Risk

At March 31, 2000, BCLP had invested approximately $84,900,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the Partnership has no other assets that are subject to market risk.

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

In prior filings, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Partnership completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems or the products and services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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



                                       BOSTON CELTICS LIMITED PARTNERSHIP
                                       ----------------------------------
                                                  (Registrant)

                                       By: BCLP GP, Inc.,
                                           its General Partner



Dated:  April 28, 2000                 By: /s/ Richard G. Pond
                                           ---------------------------
                                           Richard G. Pond
                                           Executive Vice President
                                           Chief Financial Officer
                                           and Chief Operating Officer






Dated:  April 28, 2000                 BOSTON CELTICS LIMITED PARTNERSHIP II
                                       -------------------------------------
                                                   (Registrant)

                                       By: BCLP II GP, Inc.,
                                           its General Partner


                                       By: /s/ Richard G. Pond
                                           ---------------------------
                                           Richard G. Pond
                                           Executive Vice President
                                           Chief Financial Officer
                                           and Chief Operating Officer