Form 10-Q
period 2000-09-30
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2000-11-03
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended September 30, 2000

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

As of September 30, 2000, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.


                        Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                    September 30,      June 30,
                                                        2000             2000
                                                    -------------      --------
                                                     (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 6,107,180      $ 3,393,509
  Other short-term investments                        84,340,000       83,100,000
  Prepaid expenses and other current assets              914,095          530,771
                                                     ----------------------------
TOTAL CURRENT ASSETS                                  91,361,275       87,024,280

PROPERTY AND EQUIPMENT, net                               10,653           11,734
OTHER ASSETS                                           1,014,788        1,053,843
                                                     ----------------------------
                                                     $92,386,716      $88,089,857
                                                     ============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                                       $   899,278      $   611,360
  Accrued interest                                     1,943,213
  Federal and state income taxes payable                 867,350          877,350
  Notes payable to bank - current portion             10,000,000       10,000,000
                                                     ----------------------------
TOTAL CURRENT LIABILITIES                             13,709,841       11,488,710

DEFERRED FEDERAL AND STATE INCOME TAXES                9,710,875        9,710,875
NOTES PAYABLE TO BANK - noncurrent portion            50,000,000       50,000,000
SUBORDINATED DEBENTURES                               33,894,379       33,789,695
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                            34,676,953       29,437,209

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                      124,481          156,332
    Limited Partners                                 (50,634,629)     (47,481,412)
                                                     ----------------------------
                                                     (50,510,148)     (47,325,080)
  Boston Celtics Limited Partnership II -
   General Partner                                        51,153           79,705
  Celtics Limited Partnership - General Partner          214,592          266,789
  Boston Celtics Communications Limited
   Partnership - General Partner                         639,071          641,954
                                                     ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                    (49,605,332)     (46,336,632)
                                                     ----------------------------
                                                     $92,386,716      $88,089,857
                                                     ============================

See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited

                                                          Three Months Ended
                                                   --------------------------------
                                                   September 30,      September 30,
                                                      2000               1999
                                                   -------------      -------------

Costs and expenses:
  General and administrative                       $  (997,320)       $  (830,660)
  Depreciation and amortization                        (13,688)           (14,052)
                                                   ------------------------------
                                                    (1,011,008)          (844,712)
Equity in net loss of Celtics Basketball
 Holdings, L.P.                                     (1,374,797)        (1,418,281)
Interest expense                                    (2,074,080)        (1,682,581)
Interest income                                      1,530,166          1,164,927
                                                   ------------------------------
Loss before income taxes                            (2,929,719)        (2,780,647)
Provision for income taxes                             300,000            400,000
                                                   ------------------------------
Net loss                                            (3,229,719)        (3,180,647)
Net loss applicable to interests of General
 Partners                                              (76,502)           (71,642)
                                                   ------------------------------

Net loss applicable to interests of Limited
 Partners                                          $(3,153,217)       $(3,109,005)
                                                   ==============================

Net loss per unit                                  $     (1.17)       $     (1.15)

See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited

                                                                   Three Months Ended
                                                            ---------------------------------
                                                            September 30,       September 30,
                                                                2000                1999
                                                            -------------       -------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  General and administrative expenses                       $    (894,073)      $    (969,287)
  Interest expense                                                                   (770,708)
  Interest income                                               1,339,570           1,147,719
  Income taxes paid                                              (310,000)           (500,000)
                                                            ---------------------------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                135,497          (1,092,276)
                                                            ---------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                        (177,440,000)       (179,400,000)
  Proceeds from sales of short-term investments               176,200,000         178,800,000
  Capital expenditures                                               (829)
  Other receipts (expenditures)                                     1,922               3,748
                                                            ---------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                    (1,238,907)           (596,252)
                                                            ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                     1,500,000
  Cash distribution from Celtics Basketball Holdings, L.P.      3,864,947
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)           (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General Partner's
   share)                                                          (9,417)
                                                            ---------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                        3,817,081           1,500,000
                                                            ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,713,671            (188,528)
Cash and cash equivalents at beginning of period                3,393,509           2,607,725
                                                            ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   6,107,180       $   2,419,197
                                                            =================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                                  $     104,684       $     100,774

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

BCLP is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Boston Celtics Limited Partnership II ("BCLP II"). Pursuant to the reorganization of BCLP II (the "Reorganization"), which was completed on June 30, 1998, BCLP owns a 99% limited partnership interest in BCLP II. In addition, BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P., ("Celtics Basketball Holdings") which, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method, and accordingly, the investment is carried at cost, effected by equity in income or loss of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2000.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings.
Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the three months ended September 30, 2000 and 1999 is as follows:

                                                Three Months Ended
                                         -------------------------------
                                         September 30,     September 30,
                                             2000              1999
                                         -------------     -------------

Total costs and expenses                 $(2,120,919)      $(2,078,681)
Interest income (expense), net              (724,754)         (857,000)
                                         -----------------------------
Net loss                                 $(2,845,673)      $(2,935,681)
                                         =============================

Note 4 - The following table sets forth the computation of loss per unit for the three months ended September 30, 2000 and 1999:

                                                                 Three Months Ended
                                                          -------------------------------
                                                          September 30,     September 30,
                                                              2000              1999
                                                          -------------     -------------

Numerator for loss per unit:
Net loss                                                  $(3,229,719)      $(3,180,647)
Applicable to interests of General Partners of
 subsidiary partnerships                                      (44,651)          (40,238)
                                                          -----------------------------
                                                           (3,185,068)       (3,140,409)
Applicable to 1% General Partnership interest of BCLP         (31,851)          (31,404)
                                                          -----------------------------
Applicable to interests of Limited Partners               $(3,153,217)      $(3,109,005)
                                                          =============================

Denominator for loss per unit - weighted average units      2,703,664         2,703,664
                                                          =============================

Net loss per unit                                         $     (1.17)      $     (1.15)
                                                          =============================


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets
                                  Unaudited

                                                     September 30,      June 30,
                                                         2000             2000
                                                     -------------      --------
                                                      (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 6,058,071      $ 3,389,400
  Other short-term investments                        84,340,000       83,100,000
  Due from related parties                               382,486            6,323
  Prepaid expenses and other current assets              900,497          522,005
                                                     ----------------------------
TOTAL CURRENT ASSETS                                  91,681,054       87,017,728


PROPERTY AND EQUIPMENT, net                               10,653           11,734
OTHER ASSETS                                           1,014,788        1,053,843
                                                     ----------------------------
                                                     $92,706,495      $88,083,305
                                                     ============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current liabilities     $   885,087      $   607,654
  Accrued interest                                     1,943,213
  Federal and state income taxes payable                 867,350          877,350
  Notes payable to bank - current portion             10,000,000       10,000,000
                                                     ----------------------------
TOTAL CURRENT LIABILITIES                             13,695,650       11,485,004

DEFERRED FEDERAL AND STATE INCOME TAXES                9,710,875        9,710,875
NOTES PAYABLE TO BANK - noncurrent portion            50,000,000       50,000,000
SUBORDINATED DEBENTURES                               33,894,379       33,789,695
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                            34,676,953       29,437,209

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                       51,153           79,705
    Limited Partners                                 (50,176,178)     (47,327,926)
                                                     ----------------------------
                                                     (50,125,025)     (47,248,221)
  Celtics Limited Partnership - General Partner          214,592          266,789
  Boston Celtics Communications Limited
   Partnership - General Partner                         639,071          641,954
                                                     ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                    (49,271,362)     (46,339,478)
                                                     ----------------------------
                                                     $92,706,495      $88,083,305
                                                     ============================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited

                                                          Three Months Ended
                                                   --------------------------------
                                                   September 30,      September 30,
                                                       2000               1999
                                                   -------------      -------------

Costs and expenses:
  General and administrative                       $  (609,769)       $  (302,203)
  Amortization                                         (11,778)           (11,778)
                                                   ------------------------------
                                                      (621,547)          (313,981)
Equity in net loss of Celtics Basketball
 Holdings, L.P.                                     (1,374,797)        (1,418,281)
Interest expense                                    (2,074,080)        (1,682,581)
Interest income                                      1,530,166          1,164,927
                                                   ------------------------------
Loss before income taxes                            (2,540,258)        (2,249,916)
Provision for income taxes                             300,000            400,000
                                                   ------------------------------
Net loss                                            (2,840,258)        (2,649,916)
Net loss applicable to interests of General
 Partners                                              (44,651)           (40,238)
                                                   ------------------------------

Net loss applicable to interests of Limited
 Partner                                           $(2,795,607)       $(2,609,678)
                                                   ==============================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited

                                                                   Three Months Ended
                                                            ---------------------------------

                                                            September 30,       September 30,
                                                                2000                1999
                                                            -------------       -------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  General and administrative expenses                       $    (886,428)      $    (967,038)
  Interest expense                                                                   (770,708)
  Interest income                                               1,339,570           1,147,719
  Income taxes paid                                              (310,000)           (500,000)
                                                            ---------------------------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                143,142          (1,090,027)
                                                            ---------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                        (177,440,000)       (179,400,000)
  Proceeds from sales of short-term investments               176,200,000         178,800,000
  Capital expenditures                                               (829)
  Other receipts (expenditures)                                     1,922               3,748
                                                            ---------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                    (1,238,907)           (596,252)
                                                            ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                     1,500,000
  Cash distribution from Celtics Basketball Holdings, L.P.      3,864,947
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)           (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to Boston Celtics Limited Partnership           (52,645)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General Partner's
   share)                                                          (9,417)
                                                            ---------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                        3,764,436           1,500,000
                                                            ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,668,671            (186,279)
Cash and cash equivalents at beginning of period                3,389,400           2,597,546
                                                            ---------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   6,058,071       $   2,411,267
                                                            =================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                                  $     104,684       $     100,774

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2000.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the three months ended September 30, 2000 and 1999 is as follows:

                                                Three Months Ended
                                         -------------------------------
                                         September 30,     September 30,
                                             2000              1999
                                         -------------     -------------

Total costs and expenses                 $(2,120,919)      $(2,078,681)
Interest income (expense), net              (724,754)         (857,000)
                                         -----------------------------
Net loss                                 $(2,845,673)      $(2,935,681)
                                         =============================

                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), estimates of future impacts of the player lockout, capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of the Partnership and the extent to which the Partnership's subsidiaries generate, and are able to distribute, operating cash flow.

General

BCLP accounts for its indirect investment in the accounts and operations of the Boston Celtics using the equity method, and accordingly, its equity in the net income (loss) of the Boston Celtics is reported on a single line item in its Condensed Consolidated Statements of Operations. Following is a general description of certain matters related to the operations of the Boston Celtics.

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

For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season normally begins in late October or early November, the first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. Based on the standard NBA game schedule, the Boston Celtics historically recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and recognize its playoff revenue, if any, in the fourth fiscal quarter. Accordingly, BCLP's and BCLP II's equity in the net income (loss) of Celtics Basketball Holdings, which indirectly owns and operates the Boston Celtics, will generally result in a loss in its first fiscal quarter, income in its second and third fiscal quarters and a loss in its fourth fiscal quarter unless there is significant income from playoff revenues.

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the three months ended September 30, 2000 with the three months ended September 30, 1999.

General and administrative expenses of $997,000 in the three months ended September 30, 2000 increased by $166,000 compared to $831,000 in the three months ended September 30, 1999. The increase in 2000 was primarily attributable to increased professional expenses.

Equity in net loss of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the net loss of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball
Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. BCLP's equity in the net loss of Celtics Basketball Holdings of $1,375,000 in the three months ended September 30, 2000 decreased by $43,000 compared to $1,418,000 in the three months ended September 30, 1999. The decrease is primarily a result of decreased interest expense due to a reduction in borrowings under Celtics Basketball's revolving credit agreement with its commercial bank in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

Interest expense of $2,074,000 in the three months ended September 30, 2000 increased by $391,000 compared to $1,683,000 in the three months ended September 30, 1999. The increase is primarily attributable to an increase in borrowings under BCLP's revolving credit agreement with its commercial bank combined with the effect of an increase in interest rates on those borrowings.

Interest income of $1,530,000 in the three months ended September 30, 2000 increased by $365,000 compared to $1,165,000 in the three months ended September 30, 1999. The increase is primarily as a result of an increase in interest rates earned on invested balances, combined with an increase in funds available for investment.

BCLP's provision for income taxes relates to BCLP's subsidiary corporations. The provision of $300,000 in the three months ended September 30, 2000 decreased by $100,000 compared to $400,000 in the three months ended September 30, 1999. The decrease is primarily a result of a decrease in income earned by BCLP's subsidiary corporations.

Liquidity and Capital Resources

BCLP generated approximately $135,000 in cash flows from operating activities in the three months ended September 30, 2000. At September 30, 2000 the Partnership had approximately $6,107,000 of available cash and $84,340,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP and BCLP II. At September 30, 2000, $60,000,000 was outstanding under the revolving credit agreement, $10,000,000 of which is payable on November 30, 2000 and $50,000,000 of which is payable upon the maturity of the agreement. As discussed below, on October 31, 2000, BCLP assumed all of BCLP II's liability for $50,000,000 of borrowings under this agreement. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP and BCLP II out of cash flows, principally distributions from its subsidiaries.

BCLP II has outstanding 6% subordinated debentures due on June 30, 2038. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $33,894,379 at September 30, 2000. The subordinated debentures bear interest at the rate of 6% per annum, payable annually on June 30, and mature on June 30, 2038 at an aggregate principal amount of $54,073,280. There is no mandatory redemption or sinking fund requirements of the subordinated debentures.

In the three months ended September 30, 2000, BCLP and its subsidiaries received distributions from Celtics Basketball Holdings aggregating $3,865,000. Future distributions from Celtics Basketball Holdings will be determined by Boston Celtics Corporation, the general partner of Celtics Basketball Holdings, in its sole discretion subject to applicable credit agreements and based, among other things, on available resources and the needs of Celtics Basketball Holdings and Celtics Basketball, the ability of Celtics Basketball Holdings and Celtics Basketball to generate sufficient operating cash flow, and the funds available after debt service payments related to Celtics Basketball's revolving credit agreement with its commercial bank.

No cash distributions to unitholders of BCLP were declared or paid during the three months ended September 30, 2000 and 1999. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. As a result, BCCLP Holdings currently is a direct subsidiary of BCLP.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities and distributions from Celtics Basketball Holdings will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through September 30, 2001.

Market Risk

At September 30, 2000, BCLP had invested approximately $84,340,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the partnership has no other assets that are subject to market risk.


Part II - Other Information

ITEM 1

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

Although the ultimate outcome of the Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

ITEM 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits -

            Exhibit (10) - Amended and Restated Credit Agreement dated as of October 31, 2000 among Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II as Borrowers, and The Royal Bank of Scotland, plc, as the Existing Lender, and The Other Lender Parties Hereto, and Citizens Bank of Massachusetts, as Agent for the Lenders.

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


                                  BOSTON CELTICS LIMITED PARTNERSHIP
                                            (Registrant)

                                  By:  BCLP GP, Inc., its General Partner

Dated:  November 3, 2000          By:  /s/ Richard G. Pond
                                       Richard G. Pond
                                       Executive Vice President
                                       Chief Financial Officer
                                       and Chief Operating Officer


                                  BOSTON CELTICS LIMITED PARTNERSHIP II
                                            (Registrant)

                                  By:  BCLP II GP, Inc., its General Partner


Dated:  November 3, 2000          By:  /s/ Richard G. Pond
                                       Richard G. Pond
                                       Executive Vice President
                                       Chief Financial Officer
                                       and Chief Operating Officer