Form 10-Q
period 2000-12-31
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2001-02-02
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended December 31, 2000

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

As of December 31, 2000, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.


                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                   December 31,      June 30,
                                                       2000            2000
                                                   ------------      --------
                                                    (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 3,371,505     $ 3,393,509
  Other short-term investments                      33,200,000      83,100,000
  Prepaid expenses and other current assets            611,702         530,771
                                                   ---------------------------
TOTAL CURRENT ASSETS                                37,183,207      87,024,280

PROPERTY AND EQUIPMENT, net                              8,744          11,734
OTHER ASSETS                                         1,042,411       1,053,843
                                                   ---------------------------
                                                   $38,234,362     $88,089,857
                                                   ===========================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                                     $   457,958     $   611,360
  Accrued interest                                   1,686,911
  Federal and state income taxes payable               617,350         877,350
  Notes payable to bank - current portion           10,000,000      10,000,000
                                                   ---------------------------
TOTAL CURRENT LIABILITIES                           12,762,219      11,488,710

DEFERRED FEDERAL AND STATE INCOME TAXES              9,710,875       9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                          50,000,000
NOTE PAYABLE TO RELATED PARTY                          366,116
SUBORDINATED DEBENTURES                             33,999,387      33,789,695
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                          33,011,643      29,437,209

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                    107,977         156,332
    Limited Partners                               (52,268,569)    (47,481,412)
                                                   ---------------------------
                                                   (52,160,592)    (47,325,080)
  Boston Celtics Limited Partnership II -
   General Partner                                    (322,389)         79,705
  Celtics Limited Partnership - General Partner        231,241         266,789
  Boston Celtics Communications Limited
   Partnership - General Partner                       635,862         641,954
                                                   ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                  (51,615,878)    (46,336,632)
                                                   ---------------------------
                                                   $38,234,362     $88,089,857
                                                   ===========================

See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                            Six Months Ended               Three Months Ended
                                      ----------------------------    ----------------------------
                                      December 31,    December 31,    December 31,    December 31,
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------

Equity in net income of Celtics
 Basketball Holdings, L.P.            $   290,513     $     5,462     $ 1,665,310     $ 1,423,743

Costs and expenses:
  General and administrative            3,784,440       2,036,117       2,787,120       1,205,457
  Depreciation and amortization            31,822          28,104          18,134          14,052
                                      -----------------------------------------------------------
                                        3,816,262       2,064,221       2,805,254       1,219,509
                                      -----------------------------------------------------------
                                       (3,525,749)     (2,058,759)     (1,139,944)        204,234
Interest expense                       (3,965,029)     (3,425,299)     (1,890,949)     (1,742,718)
Interest income                         2,915,395       2,446,204       1,385,229       1,281,277
                                      -----------------------------------------------------------
Loss before income taxes               (4,575,383)     (3,037,854)     (1,645,664)       (257,207)
Provision for income taxes                300,000         800,000                         400,000
                                      -----------------------------------------------------------
Net loss                               (4,875,383)     (3,837,854)     (1,645,664)       (657,207)
Net income (loss) applicable to
 interests of General Partners            (88,226)        (66,143)        (11,724)          5,499
                                      -----------------------------------------------------------
Net loss applicable to interests
 of Limited Partners                  $(4,787,157)    $(3,771,711)    $(1,633,940)    $  (662,706)
                                      ===========================================================

Net loss per unit                     $     (1.77)    $     (1.40)    $     (0.60)    $     (0.25)

Weighted average units outstanding      2,703,664       2,703,664       2,703,664       2,703,664

See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                     Six Months Ended
                                                              -------------------------------
                                                               December 31,      December 31,
                                                                   2000              1999
                                                               ------------      ------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                         $  (4,303,582)    $  (2,015,184)
  Interest expense                                               (2,064,764)       (1,601,249)
  Interest income                                                 3,254,315         2,075,624
  Income taxes paid                                                (560,000)         (799,055)
                                                              -------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (3,674,031)       (2,339,864)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                          (328,240,000)     (295,900,000)
  Proceeds from sales of short-term investments                 378,140,000       295,100,000
  Other receipts (expenditures)                                     (62,054)            9,481
                                                              -------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES               49,837,946          (790,519)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                     2,500,000
  Payment of bank borrowings                                    (50,000,000)
  Cash distribution from Celtics Basketball Holdings, L.P.        3,864,947
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)             (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                  (9,417)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                         (3,000)
                                                              -------------------------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES              (46,185,919)        2,500,000
                                                              -------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (22,004)         (630,383)
Cash and cash equivalents at beginning of period                  3,393,509         2,607,725
                                                              -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   3,371,505     $   1,977,342
                                                              ===============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc.                         $     361,882

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2000 and the Form 10-Q for the three months ended September 30, 2000.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the six and three months ended December 31, 2000 and 1999 is as follows:


                                        Six Months Ended               Three Months Ended
                                  ----------------------------    ----------------------------
                                  December 31,    December 31,    December 31,    December 31,
                                      2000            1999            2000            1999
                                  ------------    ------------    ------------    ------------

Total revenues                    $29,679,000     $26,986,000     $29,679,000     $26,986,000
Total costs and expenses          (27,650,832)    (25,440,233)    (25,529,913)    (23,361,552)
Interest income (expense), net     (1,426,840)     (1,534,462)       (702,086)       (677,462)
                                  -----------------------------------------------------------
Net income                        $   601,328     $    11,305     $ 3,447,001     $ 2,946,986
                                  ===========================================================

Note 4 - On October 31, 2000, in order to achieve certain efficiencies,
BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. In December 2000, BCLP repaid the $50,000,000 of borrowings under the revolving credit agreement that were assumed from BCLP II. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrues interest at 7% annually, and is payable on August 1, 2003.

Note 5 - In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

Although the ultimate outcome of the Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                    December 31,      June 30,
                                                        2000            2000
                                                    ------------      --------
                                                     (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $  1,343,138    $  3,389,400
  Other short-term investments                                        83,100,000
  Due from related parties                               617,899           6,323
  Prepaid expenses and other current assets              422,557         522,005
                                                    ----------------------------
TOTAL CURRENT ASSETS                                   2,383,594      87,017,728

PROPERTY AND EQUIPMENT, net                                8,744          11,734
OTHER ASSETS                                             788,811       1,053,843
                                                    ----------------------------
                                                    $  3,181,149    $ 88,083,305
                                                    ============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current liabilities    $    426,353    $    607,654
  Accrued interest                                     1,686,911
  Federal and state income taxes payable                 515,201         877,350
  Notes payable to bank - current portion             10,000,000      10,000,000
                                                    ----------------------------
TOTAL CURRENT LIABILITIES                             12,628,465      11,485,004

DEFERRED FEDERAL AND STATE INCOME TAXES                6,812,105       9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                            50,000,000
DUE TO RELATED PARTY                                   4,800,000
NOTE PAYABLE TO RELATED PARTY                            366,116
SUBORDINATED DEBENTURES                               33,999,387      33,789,695
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                            33,011,643      29,437,209

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                     (322,389)         79,705
    Limited Partners                                 (88,982,250)    (47,327,926)
                                                    ----------------------------
                                                     (89,304,639)    (47,248,221)
  Celtics Limited Partnership - General Partner          231,241         266,789
  Celtics Pride GP - General Partner                         969
  Boston Celtics Communications Limited
   Partnership - General Partner                         635,862         641,954
                                                    ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                    (88,436,567)    (46,339,478)
                                                    ----------------------------
                                                    $  3,181,149    $ 88,083,305
                                                    ============================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                           Six Months Ended               Three Months Ended
                                     ----------------------------    ----------------------------
                                     December 31,    December 31,    December 31,    December 31,
                                         2000            1999            2000            1999
                                     ------------    ------------    ------------    ------------

Equity in net income of Celtics
 Basketball Holdings, L.P.           $   290,513     $     5,462     $ 1,665,310     $ 1,423,743

Costs and expenses:
  General and administrative           2,554,603       1,072,748       1,944,834         770,545
  Amortization                            27,949          23,557          16,171          11,779
                                     -----------------------------------------------------------
                                       2,582,552       1,096,305       1,961,005         782,324
                                     -----------------------------------------------------------
                                      (2,292,039)     (1,090,843)       (295,695)        641,419
Interest expense                      (3,492,807)     (3,425,299)     (1,418,727)     (1,742,718)
Interest income                        2,073,400       2,446,204         543,234       1,281,277
                                     -----------------------------------------------------------
Income (loss) before income taxes     (3,711,446)     (2,069,938)     (1,171,188)        179,978
Provision for income taxes               300,000         800,000                         400,000
                                     -----------------------------------------------------------
Net loss                              (4,011,446)     (2,869,938)     (1,171,188)       (220,022)
Net income (loss) applicable to
 interests of General Partners           (39,860)        (28,044)          4,791          12,194
                                     -----------------------------------------------------------
Net loss applicable to interests
 of Limited Partners                 $(3,971,586)    $(2,841,894)    $(1,175,979)    $  (232,216)
                                     ===========================================================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                      Six Months Ended
                                                              -------------------------------
                                                               December 31,      December 31,
                                                                   2000              1999
                                                               ------------      ------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                         $  (3,278,295)    $  (2,012,935)
  Interest expense                                               (1,592,542)       (1,601,249)
  Interest income                                                 2,087,313         2,075,624
  Income taxes paid                                                (560,000)         (799,055)
                                                              -------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (3,343,524)       (2,337,615)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                          (232,840,000)     (295,900,000)
  Proceeds from sales of short-term investments                 233,940,000       295,100,000
  Other receipts (expenditures)                                     (13,194)            9,481
                                                              -------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                1,086,806          (790,519)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                     2,500,000
  Distribution by Boston Celtics Limited Partnership II to
   Boston Celtics Limited Partnership of investment in
   BCCLP Holding Corporation                                     (3,550,980)
  Cash distribution by Boston Celtics Limited Partnership II
   to Boston Celtics Limited Partnership                            (52,645)
  Cash distribution from Celtics Basketball Holdings, L.P.        3,864,947
  Cash distribution by Celtics Limited Partnership to Boston
   Celtics Corporation (General Partner's share)                    (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                  (9,417)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                         (3,000)
                                                              -------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                            210,456         2,500,000
                                                              -------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (2,046,262)         (628,134)
Cash and cash equivalents at beginning of period                  3,389,400         2,597,546
                                                              -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   1,343,138     $   1,969,412
                                                              ===============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Distribution by Boston Celtics Limited Partnership II
   to Boston Celtics Limited Partnership of investment in
   BCCLP Holding Corporation, net of note payable to bank     $  34,078,155
  Accrued distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc.                         $     361,882

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2000 and the Form 10-Q for the three months ended September 30, 2000.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the six and three months ended December 31, 2000 and 1999 is as follows:


                                        Six Months Ended               Three Months Ended
                                  ----------------------------    ----------------------------
                                  December 31,    December 31,    December 31,    December 31,
                                      2000            1999            2000            1999
                                  ------------    ------------    ------------    ------------

Total revenues                    $29,679,000     $26,986,000     $29,679,000     $26,986,000
Total costs and expenses          (27,650,832)    (25,440,233)    (25,529,913)    (23,361,552)
Interest income (expense), net     (1,426,840)     (1,534,462)       (702,086)       (677,462)
                                  -----------------------------------------------------------
Net income                        $   601,328     $    11,305     $ 3,447,001     $ 2,946,986
                                  ===========================================================

Note 4 - On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. The net assets of BCCLP Holdings at the date of distribution amounted to $87,629,000 and included, among other things, cash of $3,551,000, short-term investments of $82,000,000, an amount receivable from Celtics Investments Inc., a wholly owned subsidiary of BCLP II, of $4,800,000, and deferred tax liabilities of $2,899,000. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrues interest at 7% annually, and is payable on August 1, 2003.

Note 5 - In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, who each purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

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

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), estimates of future impacts of the player lockout, capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BCLP or BCLP II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause BCLP's or BCLP II's financial condition, results of operation, liquidity or capital resources to differ materially include the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries and team expenses, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of the Partnership and the extent to which the Partnership's subsidiaries generate, and are able to distribute, operating cash flow.

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

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the six and three months ended December 31, 2000 with the six and three months ended December 31, 1999.

Equity in net income of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the net income of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. BCLP's equity in the net income of Celtics Basketball Holdings amounted to $291,000 and $1,655,000 in the six and three months ended December 31, 2000, respectively, as compared to income of $5,000 and $1,424,000 in the six and three months ended December 31, 1999, respectively. The increases in the six and three months ended December 31, 2000 are primarily a result of increased television revenues and decreased interest expense due to a reduction in borrowings under Celtics Basketball's revolving credit agreement with its commercial bank. These factors were partially offset by increases in player salaries and selling and promotional expenses.

General and administrative expenses of $3,784,000 in the six months ended December 31, 2000 increased by $1,748,000 compared to $2,036,000 in the six months ended December 31, 1999, and general and administrative expenses of $2,787,000 in the three months ended December 31, 2000 increased by $1,582,000 compared to $1,205,000 in the three months ended December 31, 1999. The increases were primarily attributable to increased professional expenses ($1,333,000) associated with, among other things, BCLP II's distribution of its investment in BCCLP Holding Corporation and $50,000,000 of borrowings under its revolving credit agreement (see "Liquidity and Capital Resources" below) and the payment of a non-recurring sales tax at one of BCLP's subsidiary partnerships ($325,000).

Interest expense of $3,965,000 in the six months ended December 31, 2000 increased by $540,000 compared to $3,425,000 in the six months ended December 31, 1999, and interest expense of $1,891,000 in the three months ended December 31, 2000 increased by $148,000 compared to $1,743,000 in the three months ended December 31, 1999. The increases in the six and three months ended December 31, 2000 are primarily attributable to an increase in average borrowings outstanding under BCLP's revolving credit agreement with its commercial bank combined with the effect of an increase in interest rates on those borrowings. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of borrowings under BCLP's revolving credit agreement was repaid in mid-December 2000.

Interest income of $2,915,000 in the six months ended December 31, 2000 increased by $469,000 compared to $2,446,000 in the six months ended December 31, 1999, and interest income of $1,385,000 in the three months ended December 31, 2000 increased by $104,000 compared to $1,281,000 in the three months ended December 31, 1999. The increases in the six and three months ended December 31, 2000 are primarily attributable to an increase in interest rates earned on invested balances.

BCLP's provision for income taxes relates to BCLP's subsidiary corporations. The provision of $300,000 in the six months ended December 31, 2000 decreased by $500,000 compared to $800,000 in the six months ended December 31, 1999. Effective November 1, 2000, certain of BCLP's subsidiary corporations will begin filing tax returns consolidated with those of BCLP. As a result, income earned by BCLP's subsidiary corporations through December 31, 2000 will be offset by losses of BCLP.

Liquidity and Capital Resources

BCLP used approximately $3,674,000 in cash flows from operating activities in the six months ended December 31, 2000. At December 31, 2000, the Partnership had approximately $3,372,000 of available cash and $33,200,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP.

On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. As a result, BCCLP Holdings currently is a direct subsidiary of BCLP. In December 2000, BCCLP Holdings, through Celtics Capital Corporation, its wholly owned subsidiary, liquidated $50,000,000 of short-term investments and distributed the proceeds to BCLP. BCLP used those proceeds to repay the $50,000,000 of borrowings under the revolving credit agreement that were assumed from BCLP II on October 31, 2000.

As a result, at December 31, 2000, $10,000,000 was outstanding under the revolving credit agreement, which matures on June 30, 2003. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP and BCLP II out of cash flows, principally distributions from its subsidiaries.

In connection with the October 31, 2000 distribution by BCLP II of its investment in BCCLP Holdings and $50,000,000 of borrowings under its revolving credit agreement, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrues interest at 7% annually, and is payable on August 1, 2003.

BCLP II has outstanding 6% subordinated debentures due on June 30, 2038. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $33,999,387 at December 31, 2000. The subordinated debentures bear interest at the rate of 6% per annum, payable annually on June 30, and mature on June 30, 2038 at an aggregate principal amount of $54,073,280. There are no mandatory redemption or sinking fund requirements with respect to the subordinated debentures.

In the six months ended December 31, 2000, BCLP and its subsidiaries received distributions from Celtics Basketball Holdings aggregating $3,865,000. Future distributions from Celtics Basketball Holdings will be determined by Boston Celtics Corporation, the general partner of Celtics Basketball Holdings, in its sole discretion subject to applicable credit agreements and based, among other things, on available resources and the needs of Celtics Basketball Holdings and Celtics Basketball, the ability of Celtics Basketball Holdings and Celtics Basketball to generate sufficient operating cash flow, and the funds available after debt service payments related to Celtics Basketball's revolving credit agreement with its commercial bank.

No cash distributions to unitholders of BCLP were declared or paid during the quarters ended December 31, 2000 and 1999. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities and distributions from Celtics Basketball Holdings will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through December 31, 2001.

Market Risk

At December 31, 2000, BCLP had invested approximately $33,200,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the partnership has no other assets that are subject to significant market risk.


                         Part II - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits -

            None.

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


                                  BOSTON CELTICS LIMITED PARTNERSHIP
                                  ----------------------------------
                                             (Registrant)

                                  By: BCLP GP, Inc., its General Partner


Dated: February 2, 2001           By: /s/ Richard G. Pond
                                      ---------------------------------
                                      Richard G. Pond
                                      Executive Vice President
                                       Chief Financial Officer and
                                       Chief Operating Officer


Dated: February 2, 2001           BOSTON CELTICS LIMITED PARTNERSHIP II
                                  -------------------------------------
                                               (Registrant)

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