Form 10-Q
period 2001-03-31
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2001-05-11
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended March 31, 2001


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

As of March 31, 2001, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.


                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                     March 31,         June 30,
                                                        2001             2000
                                                     ---------         --------
                                                    (Unaudited)

                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $  2,964,588     $  3,393,509
  Other short-term investments                        33,800,000       83,100,000
  Prepaid expenses and other current assets              342,064          530,771
                                                    -----------------------------
TOTAL CURRENT ASSETS                                  37,106,652       87,024,280

PROPERTY AND EQUIPMENT, net                                6,834           11,734
OTHER ASSETS                                             996,684        1,053,843
                                                    -----------------------------
                                                    $ 38,110,170     $ 88,089,857
                                                    =============================

  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                                      $    106,965     $    611,360
  Accrued interest                                     2,497,159
  Federal and state income taxes payable               1,162,280          877,350
  Notes payable to bank - current portion                              10,000,000
                                                    -----------------------------
TOTAL CURRENT LIABILITIES                              3,766,404       11,488,710

DEFERRED FEDERAL AND STATE INCOME TAXES                9,710,875        9,710,875
NOTES PAYABLE TO BANK - noncurrent portion            10,000,000       50,000,000
NOTE PAYABLE TO RELATED PARTY                            372,437
SUBORDINATED DEBENTURES                               34,104,721       33,789,695
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                            30,060,701       29,437,209

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                      124,637          156,332
    Limited Partners                                 (50,619,213)     (47,481,412)
                                                    -----------------------------
                                                     (50,494,576)     (47,325,080)
  Boston Celtics Limited Partnership II -
   General Partner                                      (304,986)          79,705
  Celtics Limited Partnership - General Partner          260,732          266,789
  Boston Celtics Communications Limited
   Partnership - General Partner                         633,862          641,954
                                                    -----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                    (49,904,968)     (46,336,632)
                                                    -----------------------------
                                                    $ 38,110,170     $ 88,089,857
                                                    =============================

See notes to condensed consolidated financial statements.


                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                                   Nine Months Ended             Three Months Ended
                                               --------------------------    --------------------------
                                                March 31,      March 31,      March 31,      March 31,
                                                  2001           2000           2001           2000
                                                ---------      ---------      ---------      ---------

Equity in net income of Celtics
 Basketball Holdings, L.P.                     $ 3,241,455    $ 3,556,898    $ 2,950,942    $ 3,551,436

Costs and expenses:
  General and administrative                     4,477,607      2,832,039        693,167        795,922
  Depreciation and amortization                     52,178         42,156         20,356         14,052
                                               --------------------------------------------------------
                                                 4,529,785      2,874,195        713,523        809,974
                                               --------------------------------------------------------
                                                (1,288,330)       682,703      2,237,419      2,741,462

Interest expense                                (5,070,683)    (5,176,977)    (1,105,654)    (1,751,678)
Interest income                                  3,496,540      3,839,398        581,145      1,393,194
                                               --------------------------------------------------------
Income (loss) before income taxes               (2,862,473)      (654,876)     1,712,910      2,382,978
Provision for income taxes                         300,000      1,200,000                       400,000
                                               --------------------------------------------------------
Net income (loss)                               (3,162,473)    (1,854,876)     1,712,910      1,982,978
Net income (loss) applicable to
 interests of General Partners                     (24,672)        12,921         63,554         79,064
                                               --------------------------------------------------------
Net income (loss) applicable to
 interests of Limited Partners                 $(3,137,801)   $(1,867,797)    $1,649,356    $ 1,903,914
                                               ========================================================

Net income (loss) per unit                     $     (1.16)   $     (0.69)    $     0.61    $      0.70

Weighted average units outstanding               2,703,664      2,703,664      2,703,664      2,703,664

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                       Nine Months Ended
                                                               ---------------------------------
                                                                 March 31,          March 31,
                                                                    2001               2000
                                                                 ---------          ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                          $  (5,162,471)     $  (2,787,028)
  Interest expense                                                (2,248,514)        (2,424,792)
  Interest income                                                  3,940,181          3,745,066
  Income taxes paid, net of refunds received                         (15,070)        (1,273,854)
                                                               --------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                       (3,485,874)        (2,740,608)
                                                               --------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                           (402,240,000)      (460,100,000)
  Proceeds from sales of short-term investments                  451,540,000        458,400,000
  Other receipts (expenditures)                                      (55,128)            11,457
                                                               --------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                49,244,872         (1,688,543)
                                                               --------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                       4,500,000
  Payment of bank borrowings                                     (50,000,000)
  Cash distribution from Celtics Basketball Holdings, L.P.         3,864,947
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)              (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                   (9,417)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                          (5,000)
                                                               --------------------------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES               (46,187,919)         4,500,000
                                                               --------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (428,921)            70,849
Cash and cash equivalents at beginning of period                   3,393,509          2,607,725
                                                               --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   2,964,588      $   2,678,574
                                                               ================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc.                          $     361,882

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2000 and the Forms 10-Q for the quarters ended September 30, 2000 and December 31, 2000.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the nine and three months ended March 31, 2001 and 2000 is as follows:


                                         Nine Months Ended                 Three Months Ended
                                   -----------------------------     -----------------------------
                                     March 31,        March 31,        March 31,        March 31,
                                       2001             2000             2001             2000
                                     ---------        ---------        ---------        ---------

Total revenues                     $ 71,176,000     $ 69,252,000     $ 41,497,000     $ 42,266,000
Total costs and expenses            (62,332,000)     (59,702,000)     (34,681,000)     (34,261,000)
Interest income (expense), net       (2,135,000)      (2,188,000)        (708,000)        (654,000)
                                   ---------------------------------------------------------------
Net income                         $  6,709,000     $  7,362,000     $  6,108,000     $  7,351,000
                                   ===============================================================

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


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                      March 31,         June 30,
                                                         2001             2000
                                                      ---------         --------
                                                     (Unaudited)

                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $    697,306     $  3,389,400
  Other short-term investments                                          83,100,000
  Due from related parties                                825,371            6,323
  Prepaid expenses and other current assets               221,954          522,005
                                                     -----------------------------
TOTAL CURRENT ASSETS                                    1,744,631       87,017,728

PROPERTY AND EQUIPMENT, net                                 6,834           11,734
OTHER ASSETS                                              753,273        1,053,843
                                                     -----------------------------
                                                     $  2,504,738     $ 88,083,305
                                                     =============================

  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current liabilities     $     34,879     $    607,654
  Accrued interest                                      2,497,159
  Federal and state income taxes payable                  513,201          877,350
  Notes payable to bank - current portion                               10,000,000
                                                     -----------------------------
TOTAL CURRENT LIABILITIES                               3,045,239       11,485,004

DEFERRED FEDERAL AND STATE INCOME TAXES                 6,812,105        9,710,875
NOTES PAYABLE TO BANK - noncurrent portion             10,000,000       50,000,000
DUE TO RELATED PARTY                                    4,800,000
NOTE PAYABLE TO RELATED PARTY                             372,437
SUBORDINATED DEBENTURES                                34,104,721       33,789,695
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                             30,060,701       29,437,209

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                      (304,986)          79,705
    Limited Partners                                  (87,281,071)     (47,327,926)
                                                     -----------------------------
                                                      (87,586,057)     (47,248,221)
  Celtics Limited Partnership - General Partner           260,732          266,789
  Celtics Pride GP - General Partner                          998
  Boston Celtics Communications Limited
   Partnership - General Partner                          633,862          641,954
                                                     -----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                     (86,690,465)     (46,339,478)
                                                     -----------------------------
                                                     $  2,504,738     $ 88,083,305
                                                     =============================

See notes to condensed consolidated financial statements.


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                            Nine Months Ended              Three Months Ended
                                       ---------------------------     ---------------------------
                                        March 31,       March 31,       March 31,       March 31,
                                          2001            2000            2001            2000
                                        ---------       ---------       ---------       ---------

Equity in net income of Celtics
 Basketball Holdings, L.P.             $ 3,241,455     $ 3,556,898     $ 2,950,942     $ 3,551,436

Costs and expenses:
  General and administrative             2,645,550       1,413,843          90,947         341,095
  Amortization                              44,815          35,335          16,866          11,778
                                       -----------------------------------------------------------
                                         2,690,365       1,449,178         107,813         352,873
                                       -----------------------------------------------------------
                                           551,090       2,107,720       2,843,129       3,198,563

Interest expense                        (4,598,461)     (5,176,977)     (1,105,654)     (1,751,678)
Interest income                          2,084,027       3,839,398          10,627       1,393,194
                                       -----------------------------------------------------------
Income (loss) before income taxes       (1,963,344)        770,141       1,748,102       2,840,079
Provision for income taxes                 300,000       1,200,000                         400,000
                                       -----------------------------------------------------------
Net income (loss)                       (2,263,344)       (429,859)      1,748,102       2,440,079
Net income applicable to interests
 of General Partners                         7,063          31,789          46,923          59,833
                                       -----------------------------------------------------------
Net income (loss) applicable to
 interests of Limited Partners         $(2,270,407)    $  (461,648)    $ 1,701,179     $ 2,380,246
                                       ===========================================================

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                         Nine Months Ended
                                                                 ---------------------------------
                                                                   March 31,          March 31,
                                                                      2001               2000
                                                                   ---------          ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                            $  (3,749,045)     $  (2,780,958)
  Interest expense                                                  (1,776,292)        (2,424,792)
  Interest income                                                    2,098,665          3,745,066
  Income taxes paid                                                   (562,000)        (1,273,854)
                                                                 --------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                         (3,988,672)        (2,734,538)
                                                                 --------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                             (232,840,000)      (460,100,000)
  Proceeds from sales of short-term investments                    233,940,000        458,400,000
  Other receipts (expenditures)                                        (11,878)            11,457
                                                                 --------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                   1,088,122         (1,688,543)
                                                                 --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                         4,500,000
  Distribution by Boston Celtics Limited Partnership II to
   Boston Celtics Limited Partnership of investment in
   BCCLP Holding Corporation                                        (3,550,980)
  Cash distribution by Boston Celtics Limited Partnership II
   to Boston Celtics Limited Partnership                               (52,645)
  Cash distribution from Celtics Basketball Holdings, L.P.           3,864,947
  Cash distribution by Celtics Limited Partnership to Boston
   Celtics Corporation (General Partner's share)                       (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                     (9,417)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                            (5,000)
                                                                 --------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                               208,456          4,500,000
                                                                 --------------------------------

NET  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (2,692,094)            76,919
Cash and cash equivalents at beginning of period                     3,389,400          2,597,546
                                                                 --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $     697,306      $   2,674,465
                                                                 ================================

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2000 and the Forms 10-Q for the quarters ended September 30, 2000 and December 31, 2000.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the nine and three months ended March 31, 2001 and 2000 is as follows:


                                        Nine Months Ended                 Three Months Ended
                                  -----------------------------     -----------------------------
                                    March 31,        March 31,        March 31,        March 31,
                                      2001             2000             2001             2000
                                    ---------        ---------        ---------        ---------

Total revenues                    $ 71,176,000     $ 69,252,000     $ 41,497,000     $ 42,266,000
Total costs and expenses           (62,332,000)     (59,702,000)     (34,681,000)     (34,261,000)
Interest income (expense), net      (2,135,000)      (2,188,000)        (708,000)        (654,000)
                                  ---------------------------------------------------------------
Net income                        $  6,709,000     $  7,362,000     $  6,108,000     $  7,351,000
                                  ===============================================================

Note 4 - On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000.
 The net assets of BCCLP Holdings at the date of distribution amounted to $87,629,000 and included, among other things, cash of $3,551,000, short-term investments of $82,000,000, an amount receivable from Celtics Investments, Inc., a wholly owned subsidiary of BCLP II, of $4,800,000, and deferred tax liabilities of $2,899,000. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrues interest at 7% annually, and is payable on August 1, 2003.

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


Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BCLP or BCLP II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause BCLP's or BCLP II's financial condition, results of operation, liquidity or capital resources to differ materially include the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries and team expenses, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of the Partnership and the extent to which the Partnership's subsidiaries generate, and are able to distribute, operating cash flow.

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

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the nine and three months ended March 31, 2001 with the nine and three months ended March 31, 2000.

Equity in net income of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the net income of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. BCLP's equity in the net income of Celtics Basketball Holdings amounted to $3,241,000 and $2,951,000 in the nine and three months ended March 31, 2001, respectively, as compared to income of $3,557,000 and $3,551,000 in the nine and three months ended March 31, 2000, respectively. The decreases in the nine and three months ended March 31, 2001 are primarily a result of decreased ticket revenues and increased player salaries and selling and promotional expenses. These factors were partially offset by increased television revenues and increased revenues from sponsorships.

General and administrative expenses of $4,478,000 in the nine months ended March 31, 2001 increased by $1,646,000 compared to $2,832,000 in the nine months ended March 31, 2000. The increase was primarily attributable to increased professional expenses ($1,333,000) associated with, among other things, BCLP II's distribution of its investment in BCCLP Holding Corporation and $50,000,000 of borrowings under its revolving credit agreement on October 31, 2000 (see "Liquidity and Capital Resources" below) and the payment of a non-recurring sales tax at one of BCLP's subsidiary partnerships ($325,000) in December 2000. General and administrative expenses of $693,000 in the three months ended March 31, 2001 decreased by $103,000 compared to $796,000 in the three months ended March 31, 2000, primarily attributable to a decrease in personnel expenses.

Interest expense of $5,071,000 in the nine months ended March 31, 2001 decreased $106,000 compared to $5,177,000 in the nine months ended March 31, 2000, and interest expense of $1,106,000 in the three months ended March 31, 2001 decreased by $646,000 compared to $1,752,000 in the three months ended March 31, 2000. The decreases in the nine and three months ended March 31, 2001 are primarily attributable to a decrease in average borrowings outstanding under BCLP's revolving credit agreement with its commercial bank. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of borrowings under BCLP's revolving credit agreement was repaid in mid-December 2000.

Interest income of $3,497,000 in the nine months ended March 31, 2001 decreased by $342,000 compared to $3,839,000 in the nine months ended March 31, 2000, and interest income of $581,000 in the three months ended March 31, 2001 decreased by $812,000 compared to $1,393,000 in the three months ended March 31, 2000. The decreases in the nine and three months ended March 31, 2001 are primarily attributable to a decrease in invested balances combined with a decrease in interest rates earned on invested balances. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of short-term investments were liquidated in mid-December 2000 to repay borrowings under BCLP's revolving credit agreement.

BCLP's provision for income taxes relates to BCLP's subsidiary corporations.
 The provision of $300,000 in the nine months ended March 31, 2001 decreased by $900,000 compared to $1,200,000 in the nine months ended March 31, 2000. Effective November 1, 2000, certain of BCLP's subsidiary corporations will begin filing tax returns consolidated with those of BCLP. As a result, income earned by BCLP's subsidiary corporations through March 31, 2001 will be offset by losses of BCLP.

Liquidity and Capital Resources

BCLP used approximately $3,486,000 in cash flows from operating activities in the nine months ended March 31, 2001. At March 31, 2001, the Partnership had approximately $2,965,000 of available cash and $33,800,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

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

As a result, at March 31, 2001, BCLP had no amounts outstanding under the revolving credit agreement, and BCLP II had $10,000,000 outstanding under the revolving credit agreement, which matures on June 30, 2003. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP and BCLP II out of cash flows, principally distributions from its subsidiaries.

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

BCLP II has outstanding 6% subordinated debentures due on June 30, 2038. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $34,104,721 at March 31, 2001. The subordinated debentures bear interest at the rate of 6% per annum, payable annually on June 30, and mature on June 30, 2038 at an aggregate principal amount of $54,073,280. There are no mandatory redemption or sinking fund requirements with respect to the subordinated debentures.

In the nine months ended March 31, 2001, BCLP and its subsidiaries received distributions from Celtics Basketball Holdings aggregating $3,865,000.
Future distributions from Celtics Basketball Holdings will be determined by Boston Celtics Corporation, the general partner of Celtics Basketball Holdings, in its sole discretion subject to applicable credit agreements and based, among other things, on available resources and the needs of Celtics Basketball Holdings and Celtics Basketball, the ability of Celtics Basketball Holdings and Celtics Basketball to generate sufficient operating cash flow, and the funds available after debt service payments related to Celtics Basketball's revolving credit agreement with its commercial bank.

No cash distributions to unitholders of BCLP were declared or paid during the quarters ended March 31, 2001 and 2000. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities and distributions from Celtics Basketball Holdings will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through March 31, 2002.

Market Risk

At March 31, 2001, BCLP had invested approximately $33,800,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Management believes that BCLP's investment in the loan participations does not expose BCLP to significant market risk due to the short maturities and transfer restrictions applicable to these participation interests. Management further believes that the Partnership has no other assets that are subject to significant market risk.


                         Part II - Other Information

ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits -

            Exhibit (10.1) - First Amendment to the Amended and Restated
                  Credit Agreement and Second Amendment to the Credit Support Agreements, Dated as of May 10, 2001, among Boston Celtics Limited Partnership, as Borrower and a Credit Support Affiliate, Boston Celtics Limited Partnership II, as Borrower, BCCLP Holding Corporation, as a Credit Support Affiliate, Celtics Limited Partnership, as a Credit Support Affiliate, Celtics Basketball Holdings, L.P., as a Credit Support Affiliate, and Celtics Pride G.P., as a Credit Support Affiliate, and The Royal Bank of Scotland, plc, as the Existing Lender, and The Other Lender Parties Thereto, and Citizens Bank of Massachusetts, as Agent for the Lenders.

            Exhibit (10.2) - Amendment, Dated as of May 10, 2001, to Amended
                  and Restated Pledge and Security Agreement between Celtics Capital Corporation and Citizens Bank of Massachusetts, as Agent for the Lenders.

            Exhibit (10.3) - Third Amendment, Dated as of May 10, 2001, to
                  Credit Agreement among Celtics Basketball, L.P., as Borrower, Boston Celtics Limited Partnership, Boston Celtics Limited Partnership II, Celtics Limited Partnership, Celtics Basketball Holdings, L.P., Celtics Pride, G.P., as Borrower Affiliates, and Citizens Bank of Massachusetts, as Lender.

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



                                     BOSTON CELTICS LIMITED PARTNERSHIP
                                     ----------------------------------
                                                  (Registrant)

                                     By: BCLP GP, Inc., its General Partner


Dated:  May 11, 2001                 By: /s/ Richard G. Pond
                                         --------------------------------
                                         Richard G. Pond
                                         Executive Vice President
                                          Chief Financial Officer
                                          and Chief Operating Officer


Dated:  May 11, 2001                 BOSTON CELTICS LIMITED PARTNERSHIP II
                                     -------------------------------------
                                                  (Registrant)

                                     By: BCLP II GP, Inc., its General Partner


                                     By: /s/ Richard G. Pond
                                         ----------------------------------
                                         Richard G. Pond
                                         Executive Vice President
                                          Chief Financial Officer
                                          and Chief Operating Officer