Form 10-Q
period 2001-09-30
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2001-10-26
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended September 30, 2001


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

As of September 30, 2001, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                     September 30,       June 30,
                                                         2001              2001
                                                     -------------       --------
                                                      (Unaudited)

                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $  2,094,333      $  3,062,645
  Other short-term investments                         30,400,000        30,000,000
  Prepaid expenses and other current assets               340,454           100,336
                                                     ------------------------------
TOTAL CURRENT ASSETS                                   32,834,787        33,162,981

PROPERTY AND EQUIPMENT, net                                 4,118             4,925
OTHER ASSETS                                              321,058           351,806
                                                     ------------------------------
                                                     $ 33,159,963      $ 33,519,712
                                                     ==============================

  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities     $    501,383      $    398,079
  Accrued interest                                        873,516
  Federal and state income taxes payable                1,162,280         1,162,280
                                                     ------------------------------
TOTAL CURRENT LIABILITIES                               2,537,179         1,560,359

DEFERRED FEDERAL AND STATE INCOME TAXES                 9,710,875         9,710,875
NOTES PAYABLE TO BANK - noncurrent portion             10,000,000        10,000,000
SUBORDINATED DEBENTURES                                34,316,368        34,210,381
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                             30,559,976        29,111,174

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                        93,301           121,546
    Limited Partners                                  (53,721,402)      (50,925,113)
                                                     ------------------------------
                                                      (53,628,101)      (50,803,567)
  Boston Celtics Limited Partnership II -
   General Partner                                       (334,195)         (307,387)
  Celtics Limited Partnership - General Partner           255,739           270,227
  Other comprehensive loss                               (257,878)         (232,350)
                                                     ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                     (53,964,435)      (51,073,077)
                                                     ------------------------------
                                                     $ 33,159,963      $ 33,519,712
                                                     ==============================


See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                                                  Three Months Ended
                                                            -------------------------------
                                                            September 30,     September 30,
                                                                2001              2000
                                                            -------------     -------------

Costs and expenses:
  General and administrative                                $  (610,494)      $  (997,320)
  Depreciation and amortization                                 (20,211)          (13,688)
                                                            -----------------------------
                                                               (630,705)       (1,011,008)
Equity in net loss of Celtics Basketball Holdings, L.P.      (1,448,802)       (1,374,797)
Interest expense                                             (1,106,086)       (2,074,080)
Interest income                                                 319,763         1,530,166
                                                            -----------------------------
Loss before income taxes                                     (2,865,830)       (2,929,719)
Provision for income taxes                                                        300,000
                                                            -----------------------------
Net loss                                                     (2,865,830)       (3,229,719)
Net loss applicable to interests of General Partners            (69,541)          (76,502)
                                                            -----------------------------

Net loss applicable to interests of Limited Partners        $(2,796,289)      $(3,153,217)
                                                            =============================

Net loss per unit                                           $     (1.03)      $     (1.17)

Weighted average units outstanding                            2,703,664         2,703,664


See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                      Three Months Ended
                                                               -------------------------------
                                                               September 30,     September 30,
                                                                   2001               2000
                                                               -------------     -------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  General and administrative expenses                          $   (753,802)     $    (894,073)
  Interest expense                                                 (187,833)
  Interest income                                                   361,981          1,339,570
  Income taxes paid                                                                   (310,000)
                                                               -------------------------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                 (579,654)           135,497

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                           (90,900,000)      (177,440,000)
  Proceeds from sales of short-term investments                  90,500,000        176,200,000
  Capital expenditures                                                                    (829)
  Other receipts (expenditures)                                      11,342              1,922
                                                               -------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                        (388,658)        (1,238,907)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distribution from Celtics Basketball Holdings, L.P.                           3,864,947
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)                                (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                                     (9,417)
                                                               -------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                 --          3,817,081
                                                               -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (968,312)         2,713,671
Cash and cash equivalents at beginning of period                  3,062,645          3,393,509
                                                               -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  2,094,333      $   6,107,180
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

BCLP is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Boston Celtics Limited Partnership II ("BCLP II"). Pursuant to the reorganization of BCLP II (the "Reorganization"), which was completed on June 30, 1998, BCLP owns a 99% limited partnership interest in BCLP II. In addition, BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P., ("Celtics Basketball Holdings") which, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method and, accordingly, the investment is carried at cost, increased by equity in the earnings of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of BCLP and its subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2001.

Note 3 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the three months ended September 30, 2001 and 2000 is as follows:


                                         Three Months Ended
                                   -------------------------------
                                   September 30,     September 30,
                                       2001              2000
                                   -------------     -------------

Total costs and expenses           $(2,206,322)      $(2,120,919)
Interest income (expense), net        (792,531)         (724,754)
                                   -----------------------------
Net loss                           $(2,998,853)      $(2,845,673)
                                   =============================


Note 4 - In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, each of whom purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. BCLP II filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, BCLP II's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated Complaint. On October 1, 1999, BCLP II filed an answer to the Complaint.

Although the ultimate outcome of the Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                    September 30,       June 30,
                                                        2001              2001
                                                    -------------       --------
                                                     (Unaudited)

                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $    419,763      $    839,962
  Prepaid expenses and other current assets              197,435            22,636
                                                    ------------------------------
TOTAL CURRENT ASSETS                                     617,198           862,598

PROPERTY AND EQUIPMENT, net                                4,118             4,925
OTHER ASSETS                                              98,182           112,208
                                                    ------------------------------
                                                    $    719,498      $    979,731
                                                    ==============================

  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities    $    347,336      $    315,051
  Accrued interest                                       873,516
  Federal and state income taxes payable                 513,201           513,201
                                                    ------------------------------
TOTAL CURRENT LIABILITIES                              1,734,053           828,252

DEFERRED FEDERAL AND STATE INCOME TAXES                6,812,105         6,812,105
NOTES PAYABLE TO BANK - noncurrent portion            10,000,000        10,000,000
NOTE PAYABLE TO RELATED PARTY                          3,000,000         3,000,000
DUE TO RELATED PARTY                                   4,800,000         4,800,000
SUBORDINATED DEBENTURES                               34,316,368        34,210,381
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                            30,559,976        29,111,174

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                     (334,195)         (307,387)
    Limited Partners                                 (90,167,663)      (87,513,679)
                                                    ------------------------------
                                                     (90,501,858)      (87,821,066)
  Celtics Limited Partnership - General Partner          255,739           270,227
  Celtics Pride GP - General Partner                         993             1,008
  Other comprehensive loss                              (257,878)         (232,350)
                                                    ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                    (90,503,004)      (87,782,181)
                                                    ------------------------------
                                                    $    719,498      $    979,731
                                                    ==============================


See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                                                  Three Months Ended
                                                            ------------------------------
                                                            September 30,    September 30,
                                                                2001             2000
                                                            -------------    -------------

Costs and expenses:
  General and administrative                                $   (63,433)     $  (609,769)
  Amortization                                                  (17,026)         (11,778)
                                                            ----------------------------
                                                                (80,459)        (621,547)
Equity in net loss of Celtics Basketball Holdings, L.P.      (1,448,802)      (1,374,797)
Interest expense                                             (1,171,711)      (2,074,080)
Interest income                                                   5,677        1,530,166
                                                            ----------------------------
Loss before income taxes                                     (2,695,295)      (2,540,258)
Provision for income taxes                                                       300,000
                                                            ----------------------------
Net loss                                                     (2,695,295)      (2,840,258)
Net loss applicable to interests of General Partners            (41,311)         (44,651)
                                                            ----------------------------

Net loss applicable to interest of Limited Partner         $(2,653,984)     $(2,795,607)
                                                            ============================


See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                       Three Months Ended
                                                                 -------------------------------
                                                                 September 30,     September 30,
                                                                     2001              2000
                                                                 -------------     -------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  General and administrative expenses                             $(238,100)       $    (886,428)
  Interest expense                                                 (187,833)
  Interest income                                                     5,734            1,339,570
  Income taxes paid                                                                     (310,000)
                                                                  ------------------------------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                 (420,199)             143,142

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                                               (177,440,000)
  Proceeds from sales of short-term investments                                      176,200,000
  Capital expenditures                                                                      (829)
  Other receipts (expenditures)                                                            1,922
                                                                  ------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                              --           (1,238,907)

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash distribution from Celtics Basketball Holdings, L.P.                             3,864,947
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)                                  (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to Boston Celtics Limited Partnership                                  (52,645)
  Cash distribution by Boston Celtics Limited Partnership II
   to BCLP II GP, Inc. (General Partner's share)                                          (9,417)
                                                                  ------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                 --            3,764,436
                                                                  ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (420,199)           2,668,671
Cash and cash equivalents at beginning of period                    839,962            3,389,400
                                                                  ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 419,763        $   6,058,071
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

Pursuant to a reorganization of its partnership structure that was completed on June 30, 1998 (the "Reorganization"), the Partnership's name was changed to Boston Celtics Limited Partnership II. As a result of the Reorganization, the Partnership's 99% limited partnership interest is owned by Boston Celtics Limited Partnership (a Delaware limited partnership).

Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA") and held investments. The Boston Celtics were owned by Celtics Limited Partnership ("CLP"), in which BCLP II has a 99% limited partnership interest.

Upon completion of the Reorganization, the Boston Celtics are owned and operated by Celtics Basketball, L.P. ("Celtics Basketball"), a 99.999% subsidiary of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"). BCLP II, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings. Accordingly, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings, which is accounted for on the equity method. Accordingly, the investment is carried at cost, increased by equity in the earnings of Celtics Basketball Holdings and reduced by distributions received.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of BCLP II and its subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2001.

Note 3 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics
Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the three months ended September 30, 2001 and 2000 is as follows:


                                         Three Months Ended
                                   -------------------------------
                                   September 30,     September 30,
                                       2001              2000
                                   -------------     -------------

Total costs and expenses           $(2,206,322)      $(2,120,919)
Interest income (expense), net        (792,531)         (724,754)
                                   -----------------------------
Net loss                           $(2,998,853)      $(2,845,673)
                                   =============================


Note 4 - In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, each of whom purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth
L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse
Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. BCLP II filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)


discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, BCLP II's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated Complaint. On October 1, 1999, BCLP II filed an answer to the Complaint.

Although the ultimate outcome of the Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), liquidity, capital expenditures, interest rate risk, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BCLP or BCLP II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause BCLP's or BCLP II's financial condition, results of operation, liquidity and capital resources to differ materially include the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries and team expenses, including the potential impact of the luxury tax and escrow system under the New Collective Bargaining Agreement, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of BCLP or BCLP II, the extent to which such subsidiaries generate, and are able to distribute, operating cash flow, general economic conditions and the impact of declining economic conditions on consumer spending for entertainment and leisure-oriented activities.

General

BCLP accounts for its indirect investment in the accounts and operations of the Boston Celtics using the equity method and, accordingly, its equity in the net income (loss) of the Boston Celtics is reported on a single caption in its Condensed Consolidated Statements of Operations. Following is a general description of certain matters related to the operations of the Boston Celtics.

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

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the three months ended September 30, 2001 with the three months ended September 30, 2000.

BCLP's general and administrative expenses of $610,000 in the three months ended September 30, 2001 decreased by $387,000 compared to $997,000 in the three months ended September 30, 2000. The decrease in 2001 was primarily attributable to the provision for a non-recurring sales tax at one of BCLP's subsidiary partnerships ($300,000) in the three months ended September 30, 2000, as well as a decrease in professional expenses.

BCLP II's general and administrative expenses of $63,000 in the three months ended September 30, 2001 decreased by $547,000 compared to $610,000 in the three months ended September 30, 2000. The decrease in 2001 was primarily attributable to the provision in the three months ended September 30, 2000 for the non-recurring sales tax described in the preceding paragraph. In addition, BCLP II's general and administrative expenses in the three months ended September 30, 2000 included $228,000 related to BCCLP Holding Corporation ("BCCLP Holdings") and Celtics Capital Corporation ("CCC"), its wholly owned subsidiary. As more fully described in "Liquidity and Capital Resources" below, effective October 31, 2000, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holdings, and, as a result, the results of operations of BCCLP Holdings and CCC are currently not consolidated with those of BCLP II.

Equity in net loss of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the net loss of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. BCLP's equity in the net loss of Celtics Basketball Holdings of $1,449,000 in the three months ended September 30, 2001 increased by $74,000 compared to $1,375,000 in the three months ended September 30, 2000. The increase is primarily a result of increased personnel expenses.

Interest expense of $1,106,000 in the three months ended September 30, 2001 decreased by $968,000 compared to $2,074,000 in the three months ended September 30, 2000. The decrease is primarily attributable to a decrease in borrowings under BCLP's revolving credit agreement with its commercial bank. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of borrowings under BCLP's revolving credit agreement was repaid in December 2000.

Interest income of $320,000 in the three months ended September 30, 2001 decreased by $1,210,000 compared to $1,530,000 in the three months ended September 30, 2000. The decrease is primarily as a result of a decrease in invested balances, combined with lower interest rates on investments. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of short-term investments were liquidated in December 2000 to repay borrowings under BCLP's revolving credit agreement. BCLP's interest income in the three months ended September 30, 2001 included $314,000 related to BCCLP Holdings and CCC, wholly owned subsidiaires of BCLP that, effective October 31, 2000, are not consolidated with BCLP II.

BCLP's provision for income taxes relates to BCLP's subsidiary corporations. Effective November 1, 2000, certain of BCLP's subsidiary corporations began filing tax returns consolidated with those of BCLP. As a result, income earned by BCLP's subsidiary corporations subsequent to November 1, 2000 is offset by losses of BCLP.

Liquidity and Capital Resources

BCLP used approximately $580,000 in cash flows from operating activities in the three months ended September 30, 2001. At September 30, 2001, BCLP had approximately $2,094,000 of available cash and $30,400,000 of other short-term investments. In addition to these amounts, sources of funds available to BCLP and BCLP II include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement is secured by a pledge of certain short-term investments of CCC, an indirect subsidiary of BCLP.
BCLP II borrowed $30,000,000 under the revolving credit agreement in fiscal 1998, and borrowed an additional $22,500,000 in fiscal 1999 and $7,500,000 in fiscal 2000. As a result, at June 30, 2000, $60,000,000 was outstanding under the revolving credit agreement.

On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holdings, and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. As a result, effective October 31, 2000, BCCLP Holdings is a direct subsidiary of BCLP. In December 2000, BCCLP Holdings, through CCC, liquidated $50,000,000 of short-term investments and distributed the proceeds to BCLP. BCLP used those proceeds to repay the $50,000,000 of borrowings under the revolving credit agreement that were assumed from BCLP II. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrued interest at 7% annually, and was paid in full on June 26, 2001.

As a result, borrowings under the revolving credit agreement amounted to $10,000,000 at September 30, 2001. On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the agreement to $10,000,000. The agreement expires on June 30, 2003. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

In November 2000, in order to fix the interest rate on the borrowings under the revolving credit agreement, BCLP II entered into an interest rate cap agreement with a notional amount of $10,000,000, expiring in May 2002. The interest rate cap agreement provides for the payment of interest at a fixed interest rate of 6.65%. The interest rate differential is recognized as an adjustment to interest expense.

BCLP II has outstanding 6% subordinated debentures due on June 30, 2038. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $34,316,368 at September 30, 2001. The subordinated debentures bear interest at the rate of 6% per annum, payable annually on June 30, and mature on June 30, 2038 at an aggregate principal amount of $54,073,280. There is no mandatory redemption or sinking fund requirements of the subordinated debentures.

In the three months ended September 30, 2001, BCLP and its subsidiaries received no distributions from Celtics Basketball Holdings, as compared to $3,865,000 in the three months ended September 30, 2000. On October 17, 2001, BCLP and its subsidiaries received distributions from Celtics Basketball Holdings aggregating $4,831,000. Future distributions from Celtics Basketball Holdings will be determined by Boston Celtics Corporation, the general partner of Celtics Basketball Holdings, in its sole discretion subject to applicable credit agreements and based, among other things, on available resources and the needs of Celtics Basketball Holdings and Celtics Basketball, the ability of Celtics Basketball Holdings and Celtics Basketball to generate sufficient operating cash flow, and the funds available after debt service payments related to Celtics Basketball's revolving credit agreement with its commercial bank.

No cash distributions to unitholders of BCLP were declared or paid during the three months ended September 30, 2001 and 2000. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of BCLP, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities and distributions from Celtics Basketball Holdings will provide adequate cash for BCLP and its subsidiaries to meet their cash requirements through September 30, 2002.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2001, BCLP had invested approximately $30,400,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the Partnership has no other assets that are subject to market risk.

In November 2000, in order to fix the interest rate on the borrowings under the revolving credit agreement, BCLP II entered into an interest rate cap agreement. See "Liquidity and Capital Resources." As a result, fluctuations in interest rates will have no effect on interest expense, or on the earnings or cash flows of BCLP II. A hypothetical 10% increase in interest rates would not materially affect the fair value of the interest rate cap agreement.

                         Part II - Other Information


ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits -
            Exhibit (10.1) - Fourth Amendment to the Amended and Restated
                  Credit Agreement, Dated as of October 16, 2001, to Credit Agreement among Celtics Basketball, L.P., as Borrower, Boston Celtics Limited Partnership, Boston Celtics Limited Partnership II, Celtics Limited Partnership, Celtics Basketball Holdings, L.P., Celtics Pride, G.P., as Borrower Affiliates, and Citizens Bank of Massachusetts, as Lender.

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



                                  BOSTON CELTICS LIMITED PARTNERSHIP
                                  ----------------------------------
                                             (Registrant)

                                  By:  BCLP GP, Inc., its General Partner



Dated:  October 26, 2001          By: /s/ Richard G. Pond
                                      --------------------------------------
                                      Richard G. Pond
                                      Executive Vice President
                                       Chief Financial Officer
                                       and Chief Operating Officer


Dated:  October 26, 2001          BOSTON CELTICS LIMITED PARTNERSHIP II
                                  -------------------------------------
                                              (Registrant)

                                  By:  BCLP II GP, Inc., its General Partner


                                  By: /s/ Richard G. Pond
                                      --------------------------------------
                                      Richard G. Pond
                                      Executive Vice President
                                       Chief Financial Officer
                                       and Chief Operating Officer