Form 10-Q
period 2001-12-31
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2002-02-01
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Quarter Ended December 31, 2001


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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X      No
                                -----       -----

As of December 31, 2001, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                   December 31,      June 30,
                                                       2001            2001
                                                   ------------      --------
                                                    (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 7,904,559     $ 3,062,645
  Other short-term investments                      28,100,000      30,000,000
  Prepaid expenses and other current assets            464,981         100,336
                                                   ---------------------------
TOTAL CURRENT ASSETS                                36,469,540      33,162,981

PROPERTY AND EQUIPMENT, net                              8,810           4,925
OTHER ASSETS                                           301,655         351,806
                                                   ---------------------------
                                                   $36,780,005     $33,519,712
                                                   ===========================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                                     $   419,786     $   398,079
  Accrued interest                                   1,685,490
  Federal and state income taxes payable             1,162,280       1,162,280
                                                   ---------------------------
TOTAL CURRENT LIABILITIES                            3,267,556       1,560,359

DEFERRED FEDERAL AND STATE INCOME TAXES              9,710,875       9,710,875
NOTES PAYABLE TO BANK - noncurrent portion          10,000,000      10,000,000
SUBORDINATED DEBENTURES                             34,422,684      34,210,381
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                          31,954,414      29,111,174

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                    106,454         121,546
    Limited Partners                               (52,419,268)    (50,925,113)
                                                   ---------------------------
                                                   (52,312,814)    (50,803,567)
  Boston Celtics Limited Partnership II -
   General Partner                                    (312,284)       (307,387)
  Celtics Limited Partnership - General Partner        241,880         270,227
  Other comprehensive loss                            (192,306)       (232,350)
                                                   ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                  (52,575,524)    (51,073,077)
                                                   ---------------------------
                                                   $36,780,005     $33,519,712
                                                   ===========================

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                            Six Months Ended               Three Months Ended
                                      ----------------------------    ----------------------------
                                      December 31,    December 31,    December 31,    December 31,
                                          2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------

Equity in net income of Celtics
 Basketball Holdings, L.P.            $ 1,987,944     $   290,513     $ 3,436,746     $ 1,665,310

Costs and expenses:
  General and administrative            1,784,533       3,784,440       1,174,039       2,787,120
  Depreciation and amortization            40,922          31,822          20,711          18,134
                                      -----------------------------------------------------------
                                        1,825,455       3,816,262       1,194,750       2,805,254
                                      -----------------------------------------------------------
                                          162,489      (3,525,749)      2,241,996      (1,139,944)
Interest expense                       (2,210,168)     (3,965,029)     (1,104,082)     (1,890,949)
Interest income                           553,399       2,915,395         233,636       1,385,229
                                      -----------------------------------------------------------
Income (loss) before income taxes      (1,494,280)     (4,575,383)      1,371,550      (1,645,664)
Provision for income taxes                                300,000
                                      -----------------------------------------------------------
Net income (loss)                      (1,494,280)     (4,875,383)      1,371,550      (1,645,664)
Net income (loss) applicable to
 interests of General Partners               (125)        (88,226)         69,416         (11,724)
                                      -----------------------------------------------------------
Net income (loss) applicable to
 interests of Limited Partners        $(1,494,155)    $(4,787,157)    $ 1,302,134     $(1,633,940)
                                      ===========================================================

Net income (loss) per unit            $     (0.55)    $     (1.77)    $      0.48     $     (0.60)

Weighted average units outstanding      2,703,664       2,703,664       2,703,664       2,703,664

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                      Six Months Ended
                                                              --------------------------------
                                                               December 31,      December 31,
                                                                   2001              2000
                                                              ------------       ------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                         $  (2,083,619)    $  (4,303,582)
  Interest expense                                                 (373,625)       (2,064,764)
  Interest income                                                   610,843         3,254,315
  Income taxes paid                                                                  (560,000)
                                                              -------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                      (1,846,401)       (3,674,031)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                          (193,700,000)     (328,240,000)
  Proceeds from sales of short-term investments                 195,600,000       378,140,000
  Other receipts (expenditures)                                       5,342           (62,054)
                                                              -------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                          1,905,342        49,837,946

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Payment of bank borrowings                                                      (50,000,000)
  Cash distribution from Celtics Basketball Holdings, L.P.        4,831,184         3,864,947
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)             (48,211)          (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                                    (9,417)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                                           (3,000)
                                                              -------------------------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                4,782,973       (46,185,919)
                                                              -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              4,841,914           (22,004)
Cash and cash equivalents at beginning of period                  3,062,645         3,393,509
                                                              -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   7,904,559     $   3,371,505
                                                              ===============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Accrued distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc.                                           $     361,882

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2001 and the Form 10-Q for the three months ended September 30, 2001.

Note 3 - The components of comprehensive income (loss) are as follows:


                                           Six Months Ended               Three Months Ended
                                     ----------------------------    ----------------------------
                                     December 31,    December 31,    December 31,    December 31,
                                         2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------

Net income (loss)                    $(1,494,280)    $(4,875,383)    $1,371,550      $(1,645,664)
Unrealized gain on interest
 rate cap agreement                       40,044                         65,572
                                     -----------------------------------------------------------
Total comprehensive income (loss)    $(1,454,236)    $(4,875,383)    $1,437,122      $(1,645,664)
                                     ===========================================================

Note 4 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the six and three months ended December 31, 2001 and 2000 is as follows:


                                        Six Months Ended               Three Months Ended
                                  ----------------------------    ----------------------------
                                  December 31,    December 31,    December 31,    December 31,
                                      2001            2000            2001            2000
                                  ------------    ------------    ------------    ------------

Total revenues                    $30,981,000     $29,679,000     $30,981,000     $29,679,000
Total costs and expenses          (25,288,851)    (27,650,832)    (23,082,529)    (25,529,913)
Interest income (expense), net     (1,577,331)     (1,426,840)       (784,800)       (702,086)
                                  -----------------------------------------------------------
Net income                        $ 4,114,818     $   601,328     $ 7,113,671     $ 3,447,001
                                  ===========================================================

Note 5 - On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. In December 2000, BCLP repaid the $50,000,000 of borrowings under the revolving credit agreement that were assumed from BCLP II. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrued interest at 7% annually, and was paid in full on June 26, 2001.

Note 6 - In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, each of whom purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

Although the ultimate outcome of the Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                   December 31,      June 30,
                                                       2001            2001
                                                   ------------      --------
                                                    (Unaudited)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $ 5,048,255     $   839,962
  Prepaid expenses and other current assets            136,221          22,636
                                                   ---------------------------
TOTAL CURRENT ASSETS                                 5,184,476         862,598

PROPERTY AND EQUIPMENT, net                              3,310           4,925
OTHER ASSETS                                            84,156         112,208
                                                   ---------------------------
                                                   $ 5,271,942     $   979,731
                                                   ===========================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current liabilities   $   210,127     $   315,051
  Accrued interest                                   1,685,492
  Interest payable to related party                    134,127
  Federal and state income taxes payable               513,201         513,201
                                                   ---------------------------
TOTAL CURRENT LIABILITIES                            2,542,947         828,252

DEFERRED FEDERAL AND STATE INCOME TAXES              6,812,105       6,812,105
NOTES PAYABLE TO BANK - noncurrent portion          10,000,000      10,000,000
NOTE PAYABLE TO RELATED PARTY                        3,000,000       3,000,000
DUE TO RELATED PARTY                                 4,800,000       4,800,000
SUBORDINATED DEBENTURES                             34,422,684      34,210,381
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                          31,954,414      29,111,174

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                   (312,284)       (307,387)
    Limited Partners                               (87,998,477)    (87,513,679)
                                                   ---------------------------
                                                   (88,310,761)    (87,821,066)
  Celtics Limited Partnership - General Partner        241,880         270,227
  Celtics Pride GP - General Partner                       979           1,008
  Other comprehensive loss                            (192,306)       (232,350)
                                                   ---------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                  (88,260,208)    (87,782,181)
                                                   ---------------------------
                                                   $ 5,271,942     $   979,731
                                                   ===========================

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                            Six Months Ended               Three Months Ended
                                      ----------------------------    ----------------------------
                                      December 31,    December 31,    December 31,    December 31,
                                          2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------

Equity in net income of Celtics
 Basketball Holdings, L.P.            $ 1,987,944     $   290,513     $ 3,436,746     $ 1,665,310

Costs and expenses:
  General and administrative              109,047       2,554,603          45,614       1,944,834
  Amortization                             34,052          27,949          17,026          16,171
                                      -----------------------------------------------------------
                                          143,099       2,582,552          62,640       1,961,005
                                      -----------------------------------------------------------
                                        1,844,845      (2,292,039)      3,374,106        (295,695)
Interest expense                       (2,341,418)     (3,492,807)     (1,169,707)     (1,418,727)
Interest income                            26,761       2,073,400          21,084         543,234
                                      -----------------------------------------------------------
Income (loss) before income taxes        (469,812)     (3,711,446)      2,225,483      (1,171,188)
Provision for income taxes                                300,000
                                      -----------------------------------------------------------
Net income (loss)                        (469,812)     (4,011,446)      2,225,483      (1,171,188)
Net income (loss) applicable to
 interests of General Partners             14,986         (39,860)         56,297           4,791
                                      -----------------------------------------------------------
Net income (loss) applicable to
 interests of Limited Partners         $ (484,798)    $(3,971,586)    $ 2,169,186     $(1,175,979)
                                       ==========================================================

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                      Six Months Ended
                                                              --------------------------------
                                                               December 31,      December 31,
                                                                   2001              2000
                                                              ------------       ------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                         $    (227,768)    $  (3,278,295)
  Interest expense                                                 (373,625)       (1,592,542)
  Interest income                                                    26,761         2,087,313
  Income taxes paid                                                                  (560,000)
                                                              -------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                        (574,632)       (3,343,524)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                                            (232,840,000)
  Proceeds from sales of short-term investments                                   233,940,000
  Other receipts (expenditures)                                                       (13,194)
                                                              -------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                 --         1,086,806

CASH FLOWS FROM FINANCING ACTIVITIES
  Distribution by Boston Celtics Limited Partnership II to
   Boston Celtics Limited Partnership of investment in
   BCCLP Holding Corporation                                                       (3,550,980)
  Cash distribution by Boston Celtics Limited Partnership II
   to Boston Celtics Limited Partnership                                              (52,645)
  Cash distribution from Celtics Basketball Holdings, L.P.        4,831,184         3,864,947
  Cash distribution by Celtics Limited Partnership to Boston
   Celtics Corporation (General Partner's share)                    (48,211)          (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                                    (9,417)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                                           (3,000)
  Cash distribution by Celtics Pride GP to Celtics
   Capital Corporation (General Partner's share)                        (48)
                                                              -------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                          4,782,925           210,456
                                                              -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              4,208,293        (2,046,262)
Cash and cash equivalents at beginning of period                    839,962         3,389,400
                                                              -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   5,048,255     $   1,343,138
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

Pursuant to a reorganization of its partnership structure that was completed on June 30, 1998 (the "Reorganization"), the Partnership's name was changed to Boston Celtics Limited Partnership II. As a result of the Reorganization, the Partnership's 99% limited partnership interest is owned by Boston Celtics Limited Partnership (a Delaware limited partnership) ("BCLP").

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of BCLP II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2001 and the Form 10-Q for the three months ended September 30, 2001.

Note 3 - The components of comprehensive income (loss) are as follows:


                                           Six Months Ended               Three Months Ended
                                     ----------------------------    ----------------------------
                                     December 31,    December 31,    December 31,    December 31,
                                         2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------

Net income (loss)                     $(469,812)     $(4,011,446)    $2,225,483      $(1,171,188)
Unrealized gain on interest
 rate cap agreement                      40,044                          65,572
                                      ----------------------------------------------------------
Total comprehensive income (loss)     $(429,768)     $(4,011,446)    $2,291,055      $(1,171,188)
                                      ==========================================================

Note 4 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the six and three months ended December 31, 2001 and 2000 is as follows:


                                        Six Months Ended               Three Months Ended
                                  ----------------------------    ----------------------------
                                  December 31,    December 31,    December 31,    December 31,
                                      2001            2000            2001            2000
                                  ------------    ------------    ------------    ------------

Total revenues                    $30,981,000     $29,679,000     $30,981,000     $29,679,000
Total costs and expenses          (25,288,851)    (27,650,832)    (23,082,529)    (25,529,913)
Interest income (expense), net     (1,577,331)     (1,426,840)       (784,800)       (702,086)
                                  -----------------------------------------------------------
Net income                        $ 4,114,818     $   601,328     $ 7,113,671     $ 3,447,001
                                  ===========================================================

Note 5 - On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holding Corporation ("BCCLP Holdings"), and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. The net assets of BCCLP Holdings at the date of distribution amounted to $87,629,000 and included, among other things, cash of $3,551,000, short-term investments of $82,000,000, an amount receivable from Celtics Investments Inc., a wholly owned subsidiary of BCLP II, of $4,800,000, and deferred tax liabilities of $2,899,000. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrued interest at 7% annually, and was paid in full on June 26, 2001.

Note 6 - In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, Celtics, Inc., Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Celtics, Inc. The named plaintiffs, each of whom purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

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

                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries

ITEM 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BCLP or BCLP II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause BCLP's or BCLP II's financial condition, results of operations, liquidity or capital resources to differ materially include the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries and team expenses, uncertainties relating to the impact of the escrow system as provided for in the collective bargaining agreement between the NBA and the NBA Players Association, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of the Partnership and the extent to which the Partnership's subsidiaries generate, and are able to distribute, operating cash flow.

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

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the six and three months ended December 31, 2001 with the six and three months ended December 31, 2000.

Equity in net income of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the net income of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. BCLP's equity in the net income of Celtics Basketball Holdings amounted to $1,988,000 and $3,437,000 in the six and three months ended December 31, 2001, respectively, as compared to income of $291,000 and $1,665,000 in the six and three months ended December 31, 2000, respectively. The increases in the six and three months ended December 31, 2001 are primarily a result of increased television revenues and decreased team expenses, including the anticipated impact of proceeds from the escrow system as provided for in the collective bargaining agreement between the NBA and the NBA Players Association.

BCLP's general and administrative expenses of $1,785,000 in the six months ended December 31, 2001 decreased by $1,999,000 compared to $3,784,000 in the six months ended December 31, 2000, and general and administrative expenses of $1,174,000 in the three months ended December 31, 2001 decreased by $1,613,000 compared to $2,787,000 in the three months ended December 31, 2000. The decreases were primarily attributable to the provision for certain non-recurring expenses in the six months ended December 31, 2000, including professional expenses ($1,333,000) associated with, among other things, BCLP II's distribution of its investment in BCCLP Holding Corporation ("BCCLP Holdings") and $50,000,000 of borrowings under its revolving credit agreement (see "Liquidity and Capital Resources" below) and the payment of a non-recurring sales tax at one of BCLP's subsidiary partnerships ($325,000). Additionally, the decreases in BCLP's general and administrative expenses were attributable to decreased personnel expenses.

BCLP II's general and administrative expenses of $109,000 in the six months ended December 31, 2001 decreased by $2,446,000 compared to $2,555,000 in the six months ended December 31, 2000, and general and administrative expenses of $46,000 in the three months ended December 31, 2001 decreased by $1,899,000 compared to $1,945,000 in the three months ended December 31, 2000. BCLP II's general and administrative expenses in the six and three months ended December 31, 2000 included $2,058,000 and $1,830,000, respectively, related to BCCLP Holdings and CCC. As more fully described in "Liquidity and Capital Resources" below, effective October 31, 2000, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holdings, and, as a result, the results of operations of BCCLP Holdings and CCC are currently not consolidated with those of BCLP II. In addition, the decrease in BCLP II's general and administrative expenses was attributable to the provision for the non-recurring sales tax in the six months ended December 31, 2000 as described in the preceding paragraph.

Interest expense of $2,210,000 in the six months ended December 31, 2001 decreased by $1,755,000 compared to $3,965,000 in the six months ended December 31, 2000, and interest expense of $1,104,000 in the three months ended December 31, 2001 decreased by $787,000 compared to $1,891,000 in the three months ended December 31, 2000. The decreases in the six and three months ended December 31, 2001 are primarily attributable to a decrease in borrowings under BCLP's revolving credit agreement with its commercial bank. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of borrowings under BCLP's revolving credit agreement was repaid in December 2000.

BCLP's interest income of $553,000 in the six months ended December 31, 2001 decreased by $2,362,000 compared to $2,915,000 in the six months ended December 31, 2000, and interest income of $234,000 in the three months ended December 31, 2001 decreased by $1,151,000 compared to $1,385,000 in the three months ended December 31, 2000. The decreases in the six and three months ended December 31, 2001 are primarily attributable to a decrease in invested balances, combined with lower interest rates on investments. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of short-term investments were liquidated in December 2000 to repay borrowings under BCLP's revolving credit agreement. BCLP's interest income in the six and three months ended December 31, 2001 included $527,000 and $213,000, respectively, related to BCCLP Holdings and CCC, and BCLP's interest income in the six and three months ended December 31, 2000 included $842,000 related to BCCLP Holdings and CCC. Effective October 31, 2000, the operating results of BCCLP Holdings and CCC are not consolidated with those of BCLP II.

BCLP's provision for income taxes relates to BCLP's subsidiary corporations. Effective November 1, 2000, certain of BCLP's subsidiary corporations began filing tax returns consolidated with those of BCLP. As a result, income earned by BCLP's subsidiary corporations subsequent to November 1, 2000 is offset by losses of BCLP.

Liquidity and Capital Resources

BCLP used approximately $1,846,000 in cash flows from operating activities in the six months ended December 31, 2001. At December 31, 2001, the Partnership had approximately $7,905,000 of available cash and $28,100,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement is secured by a pledge of certain short-term investments of Celtics Capital Corporation, an indirect subsidiary of BCLP. BCLP II borrowed $30,000,000 under the revolving credit agreement in fiscal 1998, and borrowed an additional $22,500,000 in fiscal 1999 and $7,500,000 in fiscal 2000. As a result, at June 30, 2000,
$60,000,000 was outstanding under the revolving credit agreement.

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

As a result, borrowings under the revolving credit agreement amounted to $10,000,000 at December 31, 2001. On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the Agreement to $10,000,000. The agreement expires on June 30, 2003. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

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

BCLP II has outstanding 6% subordinated debentures due on June 30, 2038. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $34,422,684 at December 31, 2001. The subordinated debentures bear interest at the rate of 6% per annum, payable annually on June 30, and mature on June 30, 2038 at an aggregate principal amount of $54,073,280. There are no mandatory redemption or sinking fund requirements with respect to the subordinated debentures.

In the six months ended December 31, 2001, BCLP and its subsidiaries received distributions from Celtics Basketball Holdings aggregating $4,831,000. Future distributions from Celtics Basketball Holdings will be determined by Boston Celtics Corporation, the general partner of Celtics Basketball Holdings, in its sole discretion subject to applicable credit agreements and based, among other things, on available resources and the needs of Celtics Basketball Holdings and Celtics Basketball, the ability of Celtics Basketball Holdings and Celtics Basketball to generate sufficient operating cash flow, and the funds available after debt service payments related to Celtics Basketball's revolving credit agreement with its commercial bank.

No cash distributions to unitholders of BCLP were declared or paid during the quarters ended December 31, 2001 and 2000. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of BCLP, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities and distributions from Celtics Basketball Holdings will provide adequate cash for BCLP and its subsidiaries to meet their cash requirements through December 31, 2002.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2001, BCLP had invested approximately $28,100,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the partnership has no other assets that are subject to significant market risk.

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


                              BOSTON CELTICS LIMITED PARTNERSHIP
                              ----------------------------------
                                         (Registrant)

                              By: BCLP GP, Inc., its General Partner


Dated: February 1, 2002       By: /s/ Richard G. Pond
                                  ---------------------------------
                                  Richard G. Pond
                                  Executive Vice President
                                   Chief Financial Officer
                                   and Chief Operating Officer


Dated: February 1, 2002       BOSTON CELTICS LIMITED PARTNERSHIP II
                              -------------------------------------
                                           (Registrant)

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