Form 10-Q
period 2002-03-31
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2002-04-26
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended March 31, 2002


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

As of March 31, 2002, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

                       Part I - Financial Information

Item I - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                     March 31,         June 30,
                                                        2002             2001
                                                     ---------         --------
                                                    (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $  7,210,586     $  3,062,645
  Other short-term investments                        28,300,000       30,000,000
  Prepaid expenses and other current assets              252,300          100,336
                                                    -----------------------------
TOTAL CURRENT ASSETS                                  35,762,886       33,162,981

PROPERTY AND EQUIPMENT, net                                7,753            4,925
OTHER ASSETS                                             282,251          351,806
                                                    -----------------------------
                                                    $ 36,052,890     $ 33,519,712
                                                    =============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                                      $    188,984     $    398,079
  Accrued interest                                     2,496,589
  Federal and state income taxes payable               1,162,280        1,162,280
                                                    -----------------------------
TOTAL CURRENT LIABILITIES                              3,847,853        1,560,359

DEFERRED FEDERAL AND STATE INCOME TAXES                9,710,875        9,710,875
NOTES PAYABLE TO BANK - noncurrent portion            10,000,000       10,000,000
SUBORDINATED DEBENTURES                               34,529,329       34,210,381
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                            25,842,071       29,111,174

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                      151,221          121,546
    Limited Partners                                 (47,987,301)     (50,925,113)
                                                    -----------------------------
                                                     (47,836,080)     (50,803,567)

  Boston Celtics Limited Partnership II -
   General Partner                                      (264,091)        (307,387)
  Celtics Limited Partnership - General Partner          302,987          270,227
  Other comprehensive loss                               (80,054)        (232,350)
                                                    -----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                    (47,877,238)     (51,073,077)
                                                    -----------------------------
                                                    $ 36,052,890     $ 33,519,712
                                                    =============================

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                            Nine Months Ended              Three Months Ended
                                       ---------------------------     ---------------------------
                                        March 31,       March 31,       March 31,       March 31,
                                          2002            2001            2002            2001
                                        ---------       ---------       ---------       ---------

Equity in net income of Celtics
 Basketball Holdings, L.P.             $ 8,100,287     $ 3,241,455     $ 6,112,343     $ 2,950,942

Costs and expenses:
  General and administrative             2,361,219       4,477,607         576,686         693,167
  Depreciation and amortization             61,384          52,178          20,462          20,356
                                       -----------------------------------------------------------
                                         2,422,603       4,529,785         597,148         713,523
                                       -----------------------------------------------------------
                                         5,677,684      (1,288,330)      5,515,195       2,237,419

Interest expense                        (3,311,662)     (5,070,683)     (1,101,494)     (1,105,654)
Interest income                            725,732       3,496,540         172,333         581,145
                                       -----------------------------------------------------------
Income (loss) before income taxes        3,091,754      (2,862,473)      4,586,034       1,712,910
Provision for income taxes                                 300,000
                                       -----------------------------------------------------------
Net income (loss)                        3,091,754      (3,162,473)      4,586,034       1,712,910
Net income (loss) applicable to
 interests of General Partners             153,942         (24,672)        154,067          63,554
                                       -----------------------------------------------------------
Net income (loss) applicable to
 interests of Limited Partners         $ 2,937,812     $(3,137,801)    $ 4,431,967     $ 1,649,356
                                       ===========================================================

Net income (loss) per unit             $      1.09     $     (1.16)    $      1.64     $      0.61

Weighted average units outstanding       2,703,664       2,703,664       2,703,664       2,703,664

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                  Nine Months Ended
                                                          ---------------------------------
                                                            March 31,          March 31,
                                                               2002               2001
                                                            ---------          ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                     $  (2,580,540)     $  (5,162,471)
  Interest expense                                             (557,375)        (2,248,514)
  Interest income                                               797,541          3,940,181
  Income taxes paid                                                                (15,070)
                                                          --------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                  (2,340,374)        (3,485,874)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                      (290,400,000)      (402,240,000)
  Proceeds from sales of short-term investments             292,100,000        451,540,000
  Other receipts (expenditures)                                   5,342            (55,128)
                                                          --------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                      1,705,342         49,244,872

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Payment of bank borrowings                                                   (50,000,000)
  Cash distribution from Celtics Basketball Holdings, L.P.    4,831,184          3,864,947
  Cash distribution by Celtics Limited Partnership to
   Boston Celtics Corporation (General Partner's share)         (48,211)           (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                                 (9,417)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                                        (5,000)
                                                          --------------------------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES            4,782,973        (46,187,919)
                                                          --------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          4,147,941           (428,921)
Cash and cash equivalents at beginning of period              3,062,645          3,393,509
                                                          --------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   7,210,586      $   2,964,588
                                                          ================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accrued distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc.                                        $     361,882

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Boston Celtics Limited Partnership and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2001 and the Forms 10-Q for the three months ended September 30, 2001 and December 31, 2001.

Note 3 - The components of comprehensive income (loss) are as follows:


                                              Nine Months Ended             Three Months Ended
                                         ---------------------------     ------------------------
                                         March 31,       March 31,       March 31,      March 31,
                                            2002           2001             2002           2001
                                         ---------       ---------       ---------      ---------

Net income (loss)                        $3,091,754     $(3,162,473)     $4,586,034     $1,712,910
Unrealized gain on interest rate cap
 agreement                                  152,296                         112,252
                                         ---------------------------------------------------------
Total comprehensive income (loss)        $3,244,050     $(3,162,473)     $4,698,286     $1,712,910
                                         =========================================================

Note 4 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the nine and three months ended March 31, 2002 and 2001 is as follows:


                                          Nine Months Ended                  Three Months Ended
                                   ------------------------------      ------------------------------
                                     March 31,         March 31,         March 31,         March 31,
                                       2002              2001              2002              2001
                                     ---------         ---------         ---------         ---------

Total revenues                     $ 79,176,000      $ 71,176,000      $ 48,195,000      $ 41,497,000
Total costs and expenses            (60,058,000)      (62,332,000)      (34,769,000)      (34,681,000)
Interest income (expense), net       (2,351,000)       (2,135,000)         (774,000)         (708,000)
                                   ------------------------------------------------------------------
Net income                         $ 16,767,000      $  6,709,000      $ 12,652,000      $  6,108,000
                                   ==================================================================

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

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                      March 31,         June 30,
                                                         2002             2001
                                                      ---------         --------
                                                     (Unaudited)

                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $  4,875,564     $    839,962
  Prepaid expenses and other current assets                75,008           22,636
                                                     -----------------------------
TOTAL CURRENT ASSETS                                    4,950,572          862,598

PROPERTY AND EQUIPMENT, net                                 2,503            4,925
OTHER ASSETS                                               70,130          112,208
                                                     -----------------------------
                                                     $  5,023,205     $    979,731
                                                     =============================

  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities     $     97,622     $    315,051
  Accrued interest                                      2,496,589
  Interest payable to related party                       199,752
  Federal and state income taxes payable                  513,201          513,201
                                                     -----------------------------
TOTAL CURRENT LIABILITIES                               3,307,164          828,252

DEFERRED FEDERAL AND STATE INCOME TAXES                 6,812,105        6,812,105
NOTES PAYABLE TO BANK - noncurrent portion             10,000,000       10,000,000
NOTE PAYABLE TO RELATED PARTY                           3,000,000        3,000,000
DUE TO RELATED PARTY                                    4,800,000        4,800,000
SUBORDINATED DEBENTURES                                34,529,329       34,210,381
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                             25,842,071       29,111,174

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                      (264,091)        (307,387)
    Limited Partners                                  (83,227,346)     (87,513,679)
                                                     -----------------------------
                                                      (83,491,437)     (87,821,066)
  Celtics Limited Partnership - General Partner           302,987          270,227
  Celtics Pride GP - General Partner                        1,040            1,008
  Other comprehensive loss                                (80,054)        (232,350)
                                                     -----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                     (83,267,464)     (87,782,181)
                                                     -----------------------------
                                                     $  5,023,205     $    979,731
                                                     =============================

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                            Nine Months Ended              Three Months Ended
                                       ---------------------------     ---------------------------
                                        March 31,       March 31,       March 31,       March 31,
                                          2002            2001            2002            2001
                                        ---------       ---------       ---------       ---------

Equity in net income of Celtics
 Basketball Holdings, L.P.             $ 8,100,287     $ 3,241,455     $ 6,112,343     $ 2,950,942

Costs and expenses:
  General and administrative               173,776       2,645,550          64,729          90,947
  Amortization                              51,078          44,815          17,026          16,866
                                       -----------------------------------------------------------
                                           224,854       2,690,365          81,755         107,813
                                       -----------------------------------------------------------
                                         7,875,433         551,090       6,030,588       2,843,129

Interest expense                        (3,508,537)     (4,598,461)     (1,167,119)     (1,105,654)
Interest income                             43,784       2,084,027          17,023          10,627
                                       -----------------------------------------------------------
Income (loss) before income taxes        4,410,680      (1,963,344)      4,880,492       1,748,102
Provision for income taxes                                 300,000
                                       -----------------------------------------------------------
Net income (loss)                        4,410,680      (2,263,344)      4,880,492       1,748,102
Net income applicable to interests
 of General Partners                       124,347           7,063         109,361          46,923
                                       -----------------------------------------------------------
Net income (loss) applicable to
 interests of Limited Partners         $ 4,286,333     $(2,270,407)    $ 4,771,131     $ 1,701,179
                                       ===========================================================

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                        Nine Months Ended
                                                                 -------------------------------
                                                                  March 31,         March 31,
                                                                     2002              2001
                                                                  ---------         ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                            $  (233,732)     $  (3,749,045)
  Interest expense                                                  (557,375)        (1,776,292)
  Interest income                                                     43,784          2,098,665
  Income taxes paid                                                                    (562,000)
                                                                 ------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                         (747,323)        (3,988,672)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                                              (232,840,000)
  Proceeds from sales of short-term investments                                     233,940,000
  Other receipts (expenditures)                                                         (11,878)
                                                                 ------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                  --          1,088,122

CASH FLOWS FROM FINANCING ACTIVITIES
  Distribution by Boston Celtics Limited Partnership II to
   Boston Celtics Limited Partnership of investment in
   BCCLP Holding Corporation                                                         (3,550,980)
  Cash distribution by Boston Celtics Limited Partnership II
   to Boston Celtics Limited Partnership                                                (52,645)
  Cash distribution from Celtics Basketball Holdings, L.P.         4,831,184          3,864,947
  Cash distribution by Celtics Limited Partnership to Boston
   Celtics Corporation (General Partner's share)                     (48,211)           (38,449)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's share)                                                                      (9,417)
  Cash distribution by Boston Celtics Communications
   Limited Partnership to Celtics Communications, Inc.
   (General Partner's share)                                                             (5,000)
  Cash distribution by Celtics Pride GP to Celtics
   Capital Corporation (General Partner's share)                         (48)
                                                                 ------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                           4,782,925            208,456
                                                                 ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               4,035,602         (2,692,094)
Cash and cash equivalents at beginning of period                     839,962          3,389,400
                                                                 ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 4,875,564      $     697,306
                                                                 ==============================

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of BCLP II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2001 and the Forms 10-Q for the three months ended September 30, 2001 and December 31, 2001.

Note 3 - The components of comprehensive income (loss) are as follows:


                                          Nine Months Ended           Three Months Ended
                                     --------------------------    ------------------------
                                     March 31,       March 31,     March 31,      March 31,
                                       2002            2001          2002           2001
                                     ---------       ----------    ---------     ----------

Net income (loss)                    $4,410,680    $(2,263,344)    $4,880,492    $1,748,102
Unrealized gain on interest
 rate cap agreement                     152,296                       112,252
                                     ------------------------------------------------------
Total comprehensive income (loss)    $4,562,976    $(2,263,344)    $4,992,744    $1,748,102
                                     ======================================================

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)


Note 4 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the nine and three months ended March 31, 2002 and 2001 is as follows:


                                       Nine Months Ended               Three Months Ended
                                  ---------------------------     ---------------------------
                                    March 31,       March 31,       March 31,       March 31,
                                      2002            2001            2002            2001
                                    ---------       ---------       ---------       ---------

Total revenues                    $79,176,000     $71,176,000     $48,195,000     $41,497,000
Total costs and expenses          (60,058,000)    (62,332,000)    (34,769,000)    (34,681,000)
Interest income (expense), net     (2,351,000)     (2,135,000)       (774,000)       (708,000)
                                  -----------------------------------------------------------
Net income                        $16,767,000     $ 6,709,000     $12,652,000     $ 6,108,000
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

                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries

ITEM 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations


Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective game, broadcast and other revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BCLP or BCLP II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause BCLP's or BCLP II's financial condition, results of operations, liquidity or capital resources to differ materially include the competitive success of the Boston Celtics, the extent to which the Boston Celtics advance in the NBA Playoffs, uncertainties as to increases in players' salaries and team expenses, uncertainties relating to the impact of the escrow system as provided for in the collective bargaining agreement between the NBA and the NBA Players Association, the Boston Celtics' ability to attract and retain talented players, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of the Partnership and the extent to which the Partnership's subsidiaries generate, and are able to distribute, operating cash flow.

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

On January 22, 2002, the NBA Board of Governors approved a six-year agreement to license the national broadcast of NBA games, beginning in the 2002-03 season. Each of the NBA member teams share equally in these license fees. Under the terms of the agreement, management anticipates that the Boston Celtics' national television and cable revenues will decrease by approximately $4,975,000 in the 2002-03 season. Based on BCLP's 48.3% indirect interest in the operations of the Boston Celtics, BCLP's equity in the net income of the Boston Celtics is expected to decrease by approximately $2,400,000 as a result of this agreement.

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


Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the nine and three months ended March 31, 2002 with the nine and three months ended March 31, 2001.

Equity in net income of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the net income of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. BCLP's equity in the net income of Celtics Basketball Holdings amounted to $8,100,000 and $6,112,000 in the nine and three months ended March 31, 2002, respectively, as compared to income of $3,241,000 and $2,951,000 in the nine and three months ended March 31, 2001, respectively. The increases in the nine and three months ended March 31, 2002 are primarily a result of increased television revenues and decreased team expenses, including the anticipated impact of proceeds from the escrow system as provided for in the collective bargaining agreement between the NBA and the NBA Players Association.

BCLP's general and administrative expenses of $2,361,000 in the nine months ended March 31, 2002 decreased by $2,117,000 compared to $4,478,000 in the nine months ended March 31, 2001, and general and administrative expenses of $577,000 in the three months ended March 31, 2002 decreased by $116,000 compared to $693,000 in the three months ended March 31, 2001. The decreases were primarily attributable to the provision for certain non-recurring expenses in the nine months ended March 31, 2001, including professional expenses ($1,333,000) associated with, among other things, BCLP II's distribution of its investment in BCCLP Holding Corporation ("BCCLP Holdings") and $50,000,000 of borrowings under its revolving credit agreement (see "Liquidity and Capital Resources" below) and the payment of a non-recurring sales tax at one of BCLP's subsidiary partnerships ($325,000). Additionally, the decreases in BCLP's general and administrative expenses were attributable to decreased personnel expenses.

BCLP II's general and administrative expenses of $174,000 in the nine months ended March 31, 2002 decreased by $2,472,000 compared to $2,646,000 in the nine months ended March 31, 2001, and general and administrative expenses of $65,000 in the three months ended March 31, 2002 decreased by $26,000 compared to $91,000 in the three months ended March 31, 2001. BCLP II's general and administrative expenses in the nine months ended March 31, 2001 included $2,058,000 related to BCCLP Holdings and Celtics Capital Corporation ("CCC"). As more fully described in "Liquidity and Capital Resources" below, effective October 31, 2000, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holdings, and, as a result, the results of operations of BCCLP Holdings and CCC are currently not consolidated with those of BCLP II. In addition, the decrease in BCLP II's general and administrative expenses was attributable to the provision for the non-recurring sales tax in the nine months ended March 31, 2001 as described in the preceding paragraph.

Interest expense of $3,312,000 in the nine months ended March 31, 2002 decreased by $1,759,000 compared to $5,071,000 in the nine months ended March 31, 2001, and interest expense of $1,101,000 in the three months ended March 31, 2002 decreased by $5,000 compared to $1,106,000 in the three months ended March 31, 2001. The decrease in the nine months ended March 31, 2002 is primarily attributable to a decrease in borrowings under BCLP's revolving credit agreement with its commercial bank. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of borrowings under BCLP's revolving credit agreement was repaid in December 2000.

BCLP's interest income of $726,000 in the nine months ended March 31, 2002 decreased by $2,771,000 compared to $3,497,000 in the nine months ended March 31, 2001, and interest income of $172,000 in the three months ended March 31, 2002 decreased by $409,000 compared to $581,000 in the three months ended March 31, 2001. The decreases in the nine and three months ended March 31, 2002 are primarily attributable to a decrease in invested balances, combined with lower interest rates on investments. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of short-term investments were liquidated in December 2000 to repay borrowings under BCLP's revolving credit agreement.

BCLP's interest income in the nine and three months ended March 31, 2002 included $682,000 and $155,000, respectively, related to BCCLP Holdings and CCC, which, effective October 31, 2000, are not consolidated with BCLP II. BCLP's interest income in the nine and three months ended March 31, 2001 included $1,413,000 and $570,000, respectively, related to BCCLP Holdings and CCC for the periods subsequent to October 31, 2000.

BCLP's provision for income taxes relates to BCLP's subsidiary corporations. Effective November 1, 2000, certain of BCLP's subsidiary corporations began filing tax returns consolidated with those of BCLP. As a result, income earned by BCLP's subsidiary corporations subsequent to November 1, 2000 is offset by losses of BCLP.


Liquidity and Capital Resources

BCLP used approximately $2,340,000 in cash flows from operating activities in the nine months ended March 31, 2002. At March 31, 2002, the Partnership had approximately $7,211,000 of available cash and $28,300,000 of other short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

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

As a result, borrowings under the revolving credit agreement amounted to $10,000,000 at March 31, 2002. On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the Agreement to $10,000,000. The agreement expires on June 30, 2003. Management anticipates that amounts advanced under the revolving credit agreement will be repaid by BCLP II out of cash flows, principally distributions from Celtics Basketball Holdings.

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

BCLP II has outstanding 6% subordinated debentures due on June 30, 2038. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $34,529,329 at March 31, 2002. The subordinated debentures bear interest at the rate of 6% per annum, payable annually on June 30, and mature on June 30, 2038 at an aggregate principal amount of $54,073,280. There are no mandatory redemption or sinking fund requirements with respect to the subordinated debentures.

In the nine months ended March 31, 2002, BCLP and its subsidiaries received distributions from Celtics Basketball Holdings aggregating $4,831,000. Future distributions from Celtics Basketball Holdings will be determined by Boston Celtics Corporation, the general partner of Celtics Basketball Holdings, in its sole discretion subject to applicable credit agreements and based, among other things, on available resources and the needs of Celtics Basketball Holdings and

Celtics Basketball, the ability of Celtics Basketball Holdings and Celtics Basketball to generate sufficient operating cash flow, and the funds available after debt service payments related to Celtics Basketball's revolving credit agreement with its commercial bank.

No cash distributions to unitholders of BCLP were declared or paid during the quarters ended March 31, 2002 and 2001. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of BCLP, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and other short-term investments together with cash from operating activities and distributions from Celtics Basketball Holdings will provide adequate cash for BCLP and its subsidiaries to meet their cash requirements through March 31, 2003.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2002, BCLP had invested approximately $28,300,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the partnership has no other assets that are subject to significant market risk.

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



                                      BOSTON CELTICS LIMITED PARTNERSHIP
                                      ----------------------------------
                                                 (Registrant)

                                      By: BCLP GP, Inc., its General Partner



Dated:  April 26, 2002                By: /s/ Richard G. Pond
                                          ---------------------------------
                                          Richard G. Pond
                                          Executive Vice President
                                           Chief Financial Officer
                                           and Chief Operating Officer



Dated:  April 26, 2002                BOSTON CELTICS LIMITED PARTNERSHIP II
                                      -------------------------------------
                                                  (Registrant)

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