Form 10-K
period 2002-06-30
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2002-09-27
CIK 1059969

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                          For the fiscal year ended
                                June 30, 2002

                            --------------------

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
         -----------------------------------------------------------

                                                        Name of Exchange
Registrant                Title of Each Class           On Which Registered
----------                -------------------           -------------------

Boston Celtics            Units Representing Limited    New York Stock Exchange
Limited Partnership       Partnership Interests         Boston Stock Exchange

Boston Celtics            6% Subordinated Debentures
Limited Partnership II    due 2038                      New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
         -----------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K      .
                            -----

The aggregate market value of the 2,025,864 Units held by non-affiliates of Boston Celtics Limited Partnership as of September 16, 2002 was approximately $20,542,000, based on the closing price of the Units on the New York Stock Exchange on that date of $10.14 per Unit, and the aggregate market value of the 2,703,364 Subordinated Debentures held by non-affiliates of Boston Celtics Limited Partnership II as of September 16, 2002 was approximately $35,144,000, based on the closing price of the Subordinated Debentures on the New York Stock Exchange on that date of $13.00 per Debenture.

      As of September 16, 2002, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                        2002 FORM 10-K ANNUAL REPORT
                                    INDEX


                                   PART I

                                                                       Page
                                                                       ----

Items 1.
 and 2.       Business and Properties                                    1

Item 3.       Legal Proceedings                                          7

Item 4.       Submission of Matters to a Vote of Security Holders        8

                                   PART II

Item 5.       Market for Registrant's Common Equity and Related
               Security Holder Matters                                   9

Item 6.       Selected Financial Data                                   10

Item 7.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      12

Item 7A.      Quantitative and Qualitative Disclosures About
               Market Risk                                              16

Item 8.       Financial Statements and Supplementary Data               16

Item 9.       Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                      16

                                  PART III

Item 10.      Directors and Executive Officers of the Registrant        17

Item 11.      Executive Compensation                                    20

Item 12.      Security Ownership of Certain Beneficial Owners and
               Management                                               21

Item 13.      Certain Relationships and Related Transactions            22

                                   PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                              23

Signatures                                                              66

      This document contains the Annual Reports on Form 10-K for the fiscal year ended June 30, 2002 for each of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Boston Celtics Limited Partnership II makes no representation as to information relating to Boston Celtics Limited Partnership or to any other entities affiliated with Boston Celtics Limited Partnership.

      Unless otherwise indicated, the information presented in this Form 10-K does not reflect the proposed sale of the assets of Celtics
Basketball, L.P. as described below in "Recent Developments".


                                   PART I
                                   ------

Items 1 and 2.  Business and Properties
--------------  -----------------------

General

      Boston Celtics Limited Partnership ("BCLP" or the "Partnership") is a Delaware limited partnership that was formed in 1998 in connection with a reorganization of Boston Celtics Limited Partnership II ("BCLP II"), also a Delaware limited partnership. The reorganization of BCLP II (the "Reorganization") was completed on June 30, 1998. For a description of the Reorganization, see Note A of the Notes to Consolidated Financial Statements of Boston Celtics Limited Partnership and the Partnership's Form 10-K for the year ended June 30, 2000.

      BCLP, through its subsidiaries, owns an indirect investment in Celtics Basketball, L.P. ("Celtics Basketball"), which owns and operates the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA"). BCLP does not directly own or control the Boston Celtics and therefore an investment in BCLP is not a direct investment in the Boston Celtics. However, a significant portion of BCLP's earnings and cash flows are derived from its indirect investment in the Boston Celtics. Therefore, most of the disclosures in this document regarding operating activities principally relate to the operations of the Boston Celtics.

      Subsequent to the Reorganization, BCLP owns a 99% limited partnership interest in BCLP II. In addition, BCLP wholly owns BCCLP Holding Corporation ("Holdings"), which in turn wholly owns Celtics Capital Corporation ("CCC"), which holds investments. BCLP II owns a 99% limited partnership interest in Celtics Limited Partnership ("CLP"), and wholly owns Celtics Investments, Inc. ("CII"). Together, CCC and CLP wholly own Celtics Pride GP. Celtics Pride GP owns a 48.3123% limited partnership interest in Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"), which owns a 99.999% limited partnership interest in Celtics Basketball, which in turn owns and operates the Boston Celtics. The remaining 51.6867% limited partnership interest in Celtics Basketball Holdings is held by Castle Creek Partners, L.P. ("Castle Creek"). See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" regarding ownership and control of Castle Creek. As a result of its indirect 48.3123% limited partnership interest in Celtics Basketball Holdings, BCLP accounts for its investment in the accounts of the Boston Celtics using the equity method subsequent to the Reorganization.

      References in this Form 10-K to "Units" with respect to Pre-Reorganization time periods means units representing limited partnership interests in BCLP II and, with respect to post-Reorganization time periods, means units representing limited partnership interests in BCLP.

Recent Developments

      On September 27, 2002, Celtics Basketball entered into an Asset Purchase and Sale Agreement with Lake Carnegie, LLC (the "Asset Purchase Agreement"), pursuant to which Lake Carnegie, LLC ("Lake Carnegie") will pay to Celtics Basketball (the Partnership's 48.3% owned, indirect subsidiary) an aggregate amount of $360 million in cash consideration for all assets relating to the Boston Celtics (of which $50 million will be used to repay outstanding bank borrowings) and will assume the liabilities relating to the Boston Celtics. The transaction is subject to National Basketball Association approval and customary closing conditions. Lake Carnegie's damages in the event that the transaction is not consummated are limited to $5 million. The transaction has been unanimously approved by the general partner and the limited partners of Celtics Basketball, and does not require the approval of the holders of BCLP Units. The transaction is expected to close before December 31, 2002. BCLP and its subsidiaries will cease using the Boston Celtics name after the transaction is consummated.

      Upon receipt of its 48.3% proportionate share of the net proceeds, the Partnership and its subsidiaries anticipate pursuing a course of action that would result in a cash benefit to BCLP unit holders, after payment of taxes (including federal and state income taxes) and expenses, provision for other liabilities (including a reserve for contingent liabilities), and provision for approximately $54 million in outstanding aggregate principal amount of subordinated debentures due 2038 of Boston Celtics Limited Partnership II, a 99% owned subsidiary of BCLP. The timing and amount of any such cash benefit to public unit holders has not yet been determined.

Basketball Operations

      BCLP's most significant operating asset is its indirect investment in Celtics Basketball, which owns and operates the Boston Celtics. The following table summarizes the performance of the Boston Celtics during the past 15 basketball seasons:


            Regular     Regular Season
            Season      Place of Finish
Season      Record        in Division                    Playoff Results
------      -------     ---------------                  ---------------

2001-02      49-33          Second          Lost in Conference Finals
2000-01      36-46          Fifth           --
1999-00      35-47          Fifth           --
1998-99      19-31          Fifth           --
1997-98      36-46          Sixth           --
1996-97      15-67          Seventh         --
1995-96      33-49          Fifth           --
1994-95      35-47          Third           Lost in First Round of Conference Playoffs
1993-94      32-50          Fifth           --
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

      Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. On January 20, 1999, the NBA and the NBA Players Association (the "NBPA") entered into a new collective bargaining agreement (the "Collective Bargaining Agreement"), thereby ending the lockout. The Collective Bargaining Agreement is to be in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team.
The impact of the lockout and the shortened NBA season had a materially adverse effect on BCLP's financial condition and results of operations.
See "Collective Bargaining Agreement."

      Sources of Revenues. The Boston Celtics derive their revenues principally from the sale of tickets to home games, the licensing of television, cable network and radio rights, and promotional and novelty revenues. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:


                                     Contribution to Revenues
                                          (in thousands)
---------------------------------------------------------------------------------------------------
  Year
 Ended                                                                                      Total
June 30,       Ticket Sales(1)        Television, Cable and Radio(2)     Other Sources     Revenues
--------     --------------------     ------------------------------     -------------     --------
             Regular                       Regular
             Season      Playoffs          Season      Playoffs
             -------     --------          -------     --------

  2002       $36,507      $8,957           $42,635       $971               $10,406        $99,476
  2001        35,830                        37,695                            8,913         82,438
  2000        39,394                        33,116                            7,626         80,136

--------------------
<F1>  Includes proceeds from exhibition games.
<F2>  Includes the Boston Celtics' share of revenues under the NBA national television contracts.

      The operations and financial results of the Boston Celtics are seasonal. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

      Ticket Sales. The Boston Celtics play an equal number of home games and away games during the 82-game NBA regular season. In addition, the Boston Celtics ordinarily play eight exhibition games prior to the commencement of the regular season. Under the NBA Constitution and By-laws, the Boston Celtics receive all revenues from the sale of tickets to regular season home games (subject to the NBA gate assessment of 6%) and no revenues from the sale of tickets to regular season away games. Although the Boston Celtics receive all revenues from the sale of tickets to home playoff games, the NBA gate assessment is increased to 45%. Further, in the event of a playoff series that concludes in an odd number of games, the visiting team receives 25% of the ticket sales for the final game and the NBA gate assessment is reduced to 30%. Generally, the Boston Celtics retain all revenues from the sale of tickets to home exhibition games played in Boston as well as certain ticket revenues from home exhibition games played outside of Boston. Under certain circumstances, the Boston Celtics pay appearance fees to the visiting team for exhibition games, and likewise the team may receive appearance fees for exhibition games played elsewhere.

      Effective with the 1995-96 season, all Boston Celtics regular season home games are played in the FleetCenter, an arena located in downtown Boston, with a seating capacity of approximately 19,300. The policy of the Boston Celtics during the last several years has been to limit the number of season tickets so that some tickets are available on a per game basis. During both the 2001-02 season and the 2000-01 season, approximately 11,000 season tickets were sold, as compared to 12,000 in the 1999-2000 season.

      Television, Cable and Radio Broadcasting. The Boston Celtics and the NBA license the television and radio broadcast rights to Boston Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of NBA games. Previously, the NBA had agreements with NBC Sports, a division of the National Broadcasting Company (the "NBC Agreement"), and Turner Network Television, Inc., an affiliate of Turner Broadcasting (the "TNT Agreement"). Each of the NBA member teams share equally in these license fees. The NBC and TNT agreements expired after the 2001-02 season.

      In addition, the Boston Celtics license the right to air all Boston Celtics home and away games to Sportschannel New England Limited Partnership ("SNE") (doing business as Fox Sports Net New England) (the "SNE Agreement"), and license the rights to broadcast all games on radio under an agreement with Vulcan Print Media, Inc. (doing business as The Sporting News) (the "Sporting News Agreement"). The SNE Agreement originally extended through the 2002-03 season, with a right to an additional extension by SNE through the 2005-06 season. The Sporting News Agreement extends through the 2005-06 season.

      In January 2002, the NBA Board of Governors approved a six-year agreement to license the national broadcast of NBA games, beginning in the 2002-03 season, under agreements with ABC (the "ABC/ESPN Agreement") and AOL Time Warner (the "New TNT Agreement"). Each of the NBA member teams will share equally in these license fees. Under the terms of the ABC/ESPN Agreement and the New TNT Agreement, management anticipates that the Boston Celtics' national television and cable revenues will decrease by approximately $4,975,000 in the 2002-03 season. Based on BCLP's 48.3% indirect interest in the operations of the Boston Celtics, BCLP's equity in the net income of the Boston Celtics is expected to decrease by approximately $2,400,000 as a result of these agreements.

      In July 2002, Celtics Basketball and SNE entered into an agreement to extend the SNE Agreement through the 2016-17 season (the "New SNE Agreement"). Under the New SNE Agreement, SNE paid an initial fee of $30,000,000 (the "Initial Fee") in August 2002, which is refundable on a pro rata basis if SNE terminates the agreement upon a material breach by Celtics Basketball of certain terms of the agreement. The Initial Fee will be recorded as revenue ratably in proportion to the annual rights fees over the term of the New SNE Agreement. Celtics Basketball does not have the right to terminate the New SNE Agreement except upon a material breach by SNE of the agreement. Under the terms of the New SNE Agreement, management anticipates that the Boston Celtics' local cable revenues will increase by approximately $2,828,000 in the 2002-03 season. Based on BCLP's 48.3% indirect interest in the operations of the Boston Celtics, BCLP's equity in the net income of the Boston Celtics is expected to increase by approximately $1,366,000 as a result of this agreement.

      Generally, these license agreements provide for the broadcast of a specified number of games (exhibition, regular season and playoff games) at specified rights fees per game, which in some cases increase over the term of the contract, in some cases provide for revenue sharing, and in some cases provide for upward or downward adjustment based on ratings. The national agreements provide that the licensee identify the games which it wishes to broadcast and the local rights agreements provide for the preemption of games broadcast under the national license agreements.

      The NBC Agreement accounted for approximately 20% ($19,567,000), 20% ($16,297,000) and 16% ($13,381,000) of Celtics Basketball's total revenues for the years ended June 30, 2002, 2001 and 2000, respectively; the SNE Agreement accounted for approximately 12% ($11,996,000), 13% ($10,631,000) and 14% ($11,125,000) of Celtics Basketball's total revenues for the years ended June 30, 2002, 2001 and 2000, respectively; and the TNT Agreement accounted for approximately 10% ($10,293,000) and 10% ($8,578,000) of
Celtics Basketball's total revenues for the years ended June 30, 2002 and 2001, respectively. No other agreement accounted for as much as 10% of BCLP's, BCLP II's or Celtics Basketball's total revenues during any of the years ended June 30, 2002, 2001 and 2000.

      There can be no assurance that Celtics Basketball or the NBA as agent for its members, upon expiration of the aforementioned agreements, will be able to enter into new agreements on terms as favorable as those in the current agreements.

      Other Sources. Other sources of revenues for the basketball operations include promotional and novelty revenues, including royalties from NBA Properties, Inc. ("NBA Properties"). NBA Properties is a corporation organized in 1967 to which each NBA member has assigned the exclusive rights to the merchandising of its team name, insignia and other similar properties to the extent such rights were not previously assigned to others prior to the formation of NBA Properties. NBA Properties pays royalties to each NBA team in consideration of the receipt of such rights. This assignment is subject to the right of each team, including the Boston Celtics, to use its insignia and symbols in connection with the promotion of the team in its home territory and retail sales in its home arena. NBA Properties licenses other companies to manufacture and sell official NBA items such as sneakers, basketballs, warm-up jackets and sweatshirts, as well as certain non-sports items.

Basketball Team

      Players. In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of September 16, 2002:


                                                           Last Season
Name                  Position           Years in NBA     Under Contract
----                  --------           ------------     --------------

Vin Baker             Forward/Center           9             2005-06
Tony Battie           Forward/Center           5             2005-06
J.R. Bremer           Guard                   --             2003-04
Kedrick Brown         Guard/Forward            1             2003-04
Tony Delk             Guard                    6             2004-05
Walter McCarty        Forward                  6             2002-03
Paul Pierce           Forward                  4             2007-08
Bruno Sundov          Center                   4             2003-04
Antoine Walker        Forward                  6             2004-05
Eric Williams         Forward                  7             2003-04
Shammond Williams     Guard                    4             2002-03
Ruben Wolkowyski      Forward                  2             2002-03

      Compensation expense related to player salaries amounted to approximately $42,602,000 during the 2001-02 season. During the 2002-03 season, the Boston Celtics are contractually required to make salary payments to its players totaling approximately $52,570,000.

      Coaches, General Manager and other Team Personnel. The Head Coach of the Boston Celtics, James O'Brien, was appointed Head Coach in January 2001 after having served as the Associate Coach of the Boston Celtics since May 1997. Mr. O'Brien was previously an assistant coach at the University of Kentucky (1994-1997), the Head Coach at the University of Dayton (1989-
1994), and an assistant coach of the New York Knickerbockers of the NBA (1987-1989), prior to which he held a variety of coaching positions since 1974. Mr. O'Brien is under contract through the end of the 2003-04 season.

      The assistant coaches of the Boston Celtics are Dick Harter, Lester Conner, John Carroll, Frank Vogel and Joe Gallagher. The Strength and Conditioning Coach is Shaun Brown, the General Manager is Chris Wallace, and the Head Athletic Trainer and Physical Therapist is Ed Lacerte.

      Compensation expense for coaches, general manager and other Boston Celtics team personnel, including compensation payments to team personnel not under contract, was approximately $3,793,000 during the 2001-02 season. During the 2002-03 season, the Boston Celtics are contractually required to make salary payments to its coaches, general manager and other team personnel totaling $3,995,000.

      Collective Bargaining Agreement.
      --------------------------------

      NBA players, including those that play for the Boston Celtics, are covered by a collective bargaining agreement between the NBA and the NBPA dated January 20, 1999 (the "Collective Bargaining Agreement"). The Collective Bargaining Agreement is in effect through June 30, 2004, and the NBA has an option to extend it for one year thereafter. The Collective Bargaining Agreement provides for maximum and minimum player salaries and total team salaries. Maximum and minimum player salaries are based on years of service in the NBA. Maximum and minimum team salaries are determined based on estimates of league revenues prior to the start of each season. The maximum team salary (the "Salary Cap") for each team for a particular season, subject to certain exceptions, is 48.04% of the projected Basketball-Related Income (as defined in the Collective Bargaining Agreement) ("BRI") of all NBA teams, less league-wide benefits, divided by the number of NBA teams.

      Additionally, under the terms of the Collective Bargaining Agreement, the 2001-02 NBA season was the first in which a luxury tax and escrow system with respect to player salaries was in effect. The escrow system resulted in a reduction of players' contracted salaries of approximately $3,042,000 in the 2001-02 season. The luxury tax system had no impact on the operating results of the Boston Celtics in the 2001-02 season. Based on current information available, management of the Partnership does not believe that the luxury tax and escrow system will have a material adverse effect on its financial position or results of its operations in the 2002-03 season.

      The Collective Bargaining Agreement was preceded by a collective bargaining agreement that was to expire on June 30, 2001 (the "1995 Collective Bargaining Agreement"). The NBA, however, had the right to terminate the 1995 Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected BRI. On March 23, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the 1995 Collective Bargaining Agreement effective as of June 30, 1998, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement, and the 1998-99 NBA season did not begin until the Collective Bargaining Agreement was reached.

      As a result of the lockout, the 1998-99 NBA regular season consisted of 50 games per team (25 of which were home games), beginning in early February 1999. Ordinarily, the NBA regular season consists of 82 games per team (41 of which are home games), and generally begins in late October or early November. Given the fixed nature of many of its expenses, and given that the Boston Celtics' operating income is almost entirely dependent on revenues generated during the NBA season, the cancellation of 32 regular season games (of which 16 were home games) as a result of the lockout had a material adverse effect on the Partnership's financial condition and its results of operations for the fiscal year ended June 30, 1999. For a more detailed discussion of the impact of the lockout, see "Items 1 and 2:
Collective Bargaining Agreement" in the Partnership's Form 10-K for the year ended June 30, 2001.

      There can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or that Celtics Basketball will not, notwithstanding the Collective Bargaining Agreement, experience significantly increased player salaries, including the potential impact of the luxury tax and escrow system, which could have a material adverse effect on the Partnership's financial condition or results of operations.

Basketball Facilities

      The Boston Celtics play all home games at the FleetCenter located in Boston, Massachusetts. On April 4, 1990, the Boston Celtics entered into a License/Lease Agreement and an Office Lease Agreement (collectively, the "Lease Agreement") with New Boston Garden Corporation ("NBGC"), which was amended in certain respects and was assigned to

Celtics Basketball in connection with the Reorganization. NBGC, which is not affiliated with the Boston Celtics, developed the FleetCenter, which opened in 1995 and has a seating capacity of approximately 19,300 spectators.

      Under the terms of the Lease Agreement, NBGC has granted to Celtics Basketball a license to use the basketball facilities at the FleetCenter and provides approximately 10,000 square feet of office space. NBGC is responsible for maintaining the FleetCenter and providing administrative personnel such as ushers, ticket takers, police and security personnel, announcers, scorers and statisticians. At Celtics Basketball's request, NBGC is responsible for making all box office ticket sales and remitting the proceeds to Celtics Basketball. Celtics Basketball does not pay rent to NBGC, and NBGC generally receives only premium fee revenues generated from preferred seating and executive boxes in the FleetCenter. Under the terms of the Lease Agreement, Celtics Basketball does not share in revenue from food and beverage concessions at the FleetCenter but may sell programs at each game subject to the payment of a commission to NBGC's concessionaires. NBGC is also licensed to sell merchandise bearing the Boston Celtics' name, trademark and/or logo, subject to prior approval by, and payment of a commission to, Celtics Basketball.

      The initial term of the Lease Agreement extended through May 31, 2006. In May 2001, NBGC exercised its option to extend the term of the Lease Agreement for five additional basketball seasons, or through the 2010-11 season (the "Extended Term"). NBGC will be required to make payments to Celtics Basketball, based on NBGC's revenues, during the Extended Term.

      Celtics Basketball also leases approximately 16,000 square feet of space at 151 Merrimac Street, Boston, Massachusetts. This facility houses the Boston Celtics administrative offices. The term of this lease extends through December 2005, with an option to extend for one five-year renewal period. Under the provisions of the Lease Agreement with NBGC, Celtics Basketball is reimbursed for the cost of 10,000 square feet of office space through the Extended Term of the Lease Agreement with NBGC.

      On March 31, 1998, CLP entered into a lease agreement for the use of a 22,000 square foot practice facility and wellness center in Waltham, Massachusetts. The facility also includes certain office space for Boston Celtics basketball operations personnel. Celtics Basketball does not pay rent under this lease agreement. The term of the lease extends through June 30, 2010, with three three-year options to extend. The lease agreement was assigned to Celtics Basketball in connection with the Reorganization.

      Neither the Partnership, nor Celtics Basketball, owns any real property.

The NBA

      The NBA is a joint venture, consisting of member teams, each of which operates a professional basketball team in a major city of the United States or Canada. NBA members operate under the rules and regulations established by the NBA Constitution and By-laws. The NBA Constitution prohibits any NBA "owner" (as defined in the NBA Constitution) or person with management authority over an NBA member from (i) directly or indirectly exercising control over any other NBA member, or (ii) holding a direct or indirect financial interest in another NBA member, unless the financial interest does not exceed one percent of any outstanding publicly traded class of securities or 75% of the Board of Governors of the NBA approves the interest. The NBA Constitution also imposes restrictions upon the transfer of interests in NBA members. The acquisition of a 10% or greater interest in a member team must be approved by the Board of Governors. The acquisition of an interest of less than 10% but more than 5% must be approved by a committee appointed by the NBA Commissioner. In general, the acquisition of a 5% or less interest must be approved by the NBA Commissioner. However, the acquisition of less than a 5% interest in a team that is owned by more than 500 persons is not restricted unless (i) the effect of such acquisition is to change ownership of effective control of the NBA member, (ii) the acquisition would result in any person or entity that has not been approved by an NBA committee or the members holding directly or indirectly more than a 5% interest or (iii) the acquisition would result in any person or entity that has not been approved by the NBA members holding directly or indirectly more than a 10% interest. Pursuant to applicable NBA rules, referees and other employees of the NBA are not eligible to purchase or hold BCLP Units. Accordingly, a record owner of BCLP Units may not transfer ownership of his or her BCLP Units to any person who is not an "eligible holder" under NBA rules or who does not properly execute and deliver a transfer application certifying that he or she (or that, to the best of his or her knowledge, the person for whom he or she is acting as nominee) is an "eligible holder."

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

      The Boston Celtics also compete with other United States and foreign basketball teams, professional and otherwise, for available players, coaches and other team personnel.

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

Employees

      In addition to the players and coaches, see "Basketball Operations - Basketball Team," as of September 16, 2002, the Boston Celtics have 44 full-time employees engaged in operating, marketing, advertising and administrative activities. In addition, the Partnership has 10 full-time employees engaged in operating and administrative activities. None of the Partnership's or its subsidiaries' employees, other than its players, are covered by collective bargaining agreements. The Partnership considers its relations with its employees to be good.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

      None.

                                   PART II
                                   -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

      BCLP's Units are listed on the New York Stock Exchange and the Boston Stock Exchange and are traded under the symbol "BOS". BCLP II's Subordinated Debentures trade on the New York Stock Exchange and provide for annual interest payments.

      The following table sets forth, for the periods indicated, the high and low sales prices per BCLP Unit on the New York Stock Exchange for the years ended June 30, 2002 and 2001.


                                        Sales Price
                                   ----------------------
                                     High        Low
                                     ----        ---

      Year Ended June 30, 2002
        First Quarter              $ 9.8000     $ 8.8000
        Second Quarter              11.1500       9.3500
        Third Quarter               11.4000      10.7000
        Fourth Quarter              16.1000      11.0000

      Year Ended June 30, 2001
        First Quarter              $10.2500     $ 8.6875
        Second Quarter               9.5625       7.1250
        Third Quarter               12.1100       7.5625
        Fourth Quarter              10.0500       8.8500

--------------------

      As of September 16, 2002, the approximate number of registered holders of BCLP's Units was 58,567.

      No cash distributions to Unitholders of BCLP were declared or paid during the years ended June 30, 2002 or 2001. Distributions may be declared from time to time in the sole discretion of BCLP GP, Inc. as General Partner of the Partnership. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  Selected Consolidated Financial Data
-------  ------------------------------------

The selected consolidated financial information set forth below represents the consolidated operating results and balance sheet data of BCLP and BCLP II as described in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Basis of Presentation."

Amounts in thousands, except per unit amounts.


                                                                            BCLP                         BCLP II
                                                        --------------------------------------------     -------
Consolidated Statement of Operations Data:                                Year Ended June 30,
                                                          2002        2001        2000        1999         1998
                                                          ----        ----        ----        ----         ----

Revenues:
  Equity in net income (loss) of Celtics
   Basketball Holdings, L.P.(1)                         $11,089     $ 4,191     $ 4,353     $   (205)
  Basketball regular season -
    Ticket sales                                                                                         $39,108
    Television and radio broadcast rights fees                                                            28,002
    Other, principally promotional advertising                                                             8,570
                                                        --------------------------------------------------------
                                                         11,089       4,191       4,353         (205)     75,680

Costs and expenses:
  Basketball regular season                                                                               43,222
  General and administrative                              2,941       5,670       3,943        3,837      13,465
  Selling and promotional                                                                                  4,819
  Depreciation and amortization                              82          74          57           56         373
                                                        --------------------------------------------------------
                                                          3,023       5,744       4,000        3,893      61,879
                                                        --------------------------------------------------------
                                                          8,066      (1,553)        353       (4,098)     13,801
Interest income (expense), net                           (3,479)     (2,245)     (1,882)      (2,151)        384
Net realized gains (losses) on disposition of
 marketable securities                                                                             6         (18)
                                                        --------------------------------------------------------
Income (loss) before income taxes and
 extraordinary charge                                     4,587      (3,798)     (1,529)      (6,243)     14,167
Provision for income taxes                                              300       1,800        1,600       1,900
                                                        --------------------------------------------------------
Income (loss) before extraordinary charge                 4,587      (4,098)     (3,329)      (7,843)     12,267
Extraordinary charge for early retirement
 of notes payable                                                                             (2,256)
                                                        --------------------------------------------------------

Net income (loss)                                       $ 4,587     $(4,098)    $(3,329)    $(10,099)    $12,267
                                                        ========================================================

Income (loss) before extraordinary charge
 applicable to interests of Limited Partners            $ 4,371     $(3,444)    $(3,330)    $(7,709)     $11,961
Net income (loss) applicable to interests of
 Limited Partners                                       $ 4,371     $(3,444)    $(3,330)    $(9,920)     $11,961

Per unit:
  Income (loss) before extraordinary charge-basic       $  1.62     $ (1.27)    $ (1.23)    $ (2.85)     $  2.45
  Income (loss) before extraordinary charge-diluted     $  1.62     $ (1.27)    $ (1.23)    $ (2.85)     $  2.17
  Net income (loss)-basic                               $  1.62     $ (1.27)    $ (1.23)    $ (3.67)     $  2.45
  Net income (loss)-diluted                             $  1.62     $ (1.27)    $ (1.23)    $ (3.67)     $  2.17
  Distributions declared to Unitholders                                                                  $  2.00


Consolidated Balance Sheet Data:                                       As of June 30,
                                                  2002         2001         2000         1999         1998
                                                  ----         ----         ----         ----         ----

Current assets                                  $ 31,928     $ 33,163     $ 87,024     $ 86,045     $ 90,927
Current liabilities                               11,288        1,560       11,489        3,351       22,411
Total assets                                      32,187       33,520       88,090       87,274       92,047
Deferred federal and state income taxes -
 noncurrent portion                                9,711        9,711        9,711        9,711        9,711
Notes payable - noncurrent portion                             10,000       50,000       50,000       30,000
Subordinated debentures                           34,636       34,210       33,790       33,385       32,985
Investment in capital deficiency of Celtics
 Basketball Holdings, L.P.(1)                     22,854       29,111       29,437       33,790       29,865
Partners' capital (deficit)                      (46,302)     (51,073)     (46,337)     (42,963)     (32,926)

--------------------
<F1>  See consolidated financial statements of Celtics Basketball Holdings,
      L.P. contained elsewhere herein.

Item 7.  Management's Discussion and Analysis of
-------  ---------------------------------------
         Financial Condition and Results of Operations
         --------------------------------------------

Forward Looking Statements

      Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to BCLP's and BCLP II's financial condition, results of operations, liquidity and capital resources, and statements relating to the transaction with Lake Carnegie, LLC, consummation of the transaction and the availability of net proceeds to BCLP and prospective cash benefits to BCLP unitholders. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BCLP or BCLP II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Factors that could cause BCLP's or BCLP II's financial condition, results of operations, liquidity and capital resources to differ materially include the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries and team expenses, including the potential impact of the luxury tax and escrow system under the Collective Bargaining Agreement, the Boston Celtics' ability to attract and retain talented players and coaches, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of the Partnership and the extent to which the Partnership's subsidiaries generate, and are able to distribute, operating cash flow. Factors that could impact the timing and amount of net proceeds available to BCLP as a result of the transaction with Lake Carnegie LLC include the satisfaction of conditions to the transaction, including National Basketball Association approval, payment of fees and expenses, payment of taxes and provision for other liabilities (including bank borrowings and the subordinated debentures), actual earnings and expenses of BCLP and its subsidiaries, and expectations, intentions and strategies regarding the future.

Basis of Presentation

      As more fully described in "Items 1 and 2 - Business and Properties - General," BCLP II completed a Reorganization on June 30, 1998 pursuant to which BCLP was formed as a holding entity for BCLP II. From its date of formation until the completion of the Reorganization, BCLP had no material assets and was not engaged in any business operations. Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics. Accordingly, the operating results of the Boston Celtics are consolidated in BCLP II's financial statements for periods prior to the Reorganization. Upon completion of the Reorganization, effective June 30, 1998, BCLP's and BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in their indirect 48.3% investment in Celtics Basketball Holdings, which is accounted for using the equity method. Celtics Basketball Holdings has a 99.999% limited partnership interest in Celtics Basketball, which owns and operates the Boston Celtics effective July 1, 1998.

      Because BCLP had not engaged in any business operations prior to June 30, 1998, the Selected Consolidated Statement of Operations Data presented in "Item 6" above compare the operating results of BCLP and its subsidiaries for the years ended June 30, 2002, 2001, 2000 and 1999 with those of BCLP
II and its subsidiaries for the year ended June 30, 1998.  Due to the July
1, 1998 change in BCLP's and BCLP II's method of accounting for their investment in the accounts and operations of the Boston Celtics from consolidation to the equity method, BCLP's and BCLP II's results of operations in the fiscal years ended June 30, 2002, 2001, 2000 and 1999 are materially different than those in the fiscal year ended June 30, 1998.

Collective Bargaining Agreement

      As more fully described in "Items 1 and 2" above, due to a lockout of NBA players, the 1998-99 NBA regular season consisted of 50 games per team. Ordinarily, the NBA regular season consists of 82 games per team. The impact of the lockout and the shortened NBA season had a materially adverse effect on BCLP's financial position and results of operations in the fiscal year ended June 30, 1999.

      Under the terms of the Collective Bargaining Agreement, the 2001-02 NBA season was the first in which a luxury tax and escrow system with respect to player salaries was in effect. The escrow system resulted in a reduction of players' contracted salaries of approximately $3,042,000 in the 2001-02 season. The luxury tax system had no impact on the operating results of the Boston Celtics in the 2001-02 season. Based on current information available, management of the Partnership does not believe that the luxury tax and escrow system will have a material adverse effect on its financial position or results of its operations in the 2002-03 season.

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

      The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are received beginning in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which extends from late October or early November through late April. Certain playoff expenses are paid during the playoffs and in the month after their completion.

      For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season ordinarily begins in late October or early November, the first fiscal quarter, which ends on September 30, will generally include limited or no revenue and will reflect a net loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Boston Celtics generally recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and it recognizes its playoff revenue, if any, in the fourth fiscal quarter. Due to the lockout in the 1998-99 season, however, the operating results of the Boston Celtics for the year ended June 30, 1999 did not reflect historical seasonal trends.

Critical Accounting Policies

      The discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements presented herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported assets and liabilities, revenues and expenses, and other financial information. Actual results may differ significantly from these estimates under different assumptions and conditions.

      The Partnership's significant accounting policies are described in Note B to the consolidated financial statements. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. Management believes that the Partnership's accounting policy related to its interest in Celtics Basketball Holdings as described below meets the definition of "critical accounting policies."

      The Partnership accounts for its 48.3% interest in Celtics Basketball Holdings using the equity method. Accordingly, the investment is carried at cost, increased by equity in earnings of Celtics Basketball Holdings and reduced by distributions received. The Partnership uses the equity method of accounting because it holds less than a controlling financial interest (50%) in Celtics Basketball Holdings, but its interest of 48.3% presumes the ability to exercise significant influence over operating and financial policies of Celtics Basketball Holdings. The Partnership's equity in earnings of Celtics Basketball Holdings is classified within the operating section of the Partnership's consolidated statements of operations due to the fact that a significant portion of the Partnership's earnings and cash flows are derived from its indirect investment in the Boston Celtics.

Results of Operations

      Consolidated net income for the year ended June 30, 2002 was $4,587,000 or $1.62 per unit, compared with a consolidated net loss of $4,098,000 or $1.27 per unit for the year ended June 30, 2001 and a consolidated net loss of $3,329,000 or $1.23 per unit for the year ended June 30, 2000.

      Equity in net income (loss) of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings") represents BCLP's 48.3% interest in the income (loss) of the entity that indirectly owns and operates the Boston Celtics basketball team subsequent to the Reorganization. BCLP's equity interest in Celtics Basketball Holdings resulted in income of $11,089,000 in the year ended June 30, 2002, compared with $4,191,000 in the year ended June 30, 2001 and $4,353,000 in the year ended June 30, 2000. The increase in fiscal 2002 is primarily a result of an increase in television broadcast rights fees ($2,387,000), the Boston Celtics' appearance in the playoffs in the 2001-02 season ($2,120,000), and decreased team expenses, including the impact of proceeds from the escrow system as provided for in the Collective Bargaining Agreement between the NBA and the NBPA ($1,920,000). The decrease in fiscal 2001 is a result of a decrease in ticket revenues, due to a decrease in attendance, partially offset by an increase in television broadcast rights fees.

      BCLP's general and administrative expenses of $2,941,000 in fiscal
2002 decreased by $2,729,000 compared to $5,670,000 in fiscal 2001. The decrease was primarily attributable to the provision for certain non-recurring expenses in fiscal 2001, including professional expenses ($1,333,000) associated with, among other things, a transaction in October 2000 whereby BCLP II distributed its investment in BCCLP Holdings and $50,000,000 of borrowings under its revolving credit agreement (see "Liquidity and Capital Resources" below), the write-off of certain intangibles related to the liquidation of one of BCLP's subsidiary partnerships in June 2001 ($607,000), and the payment of a non-recurring sales tax at one of BCLP's subsidiary partnerships in December 2000 ($325,000). The decrease is also attributable to a decrease in personnel and professional expenses. General and administrative expenses of $5,670,000 in fiscal 2001 increased by $1,727,000 compared to $3,943,000 in fiscal 2000 as a result of the provision for non-recurring expenses in fiscal 2001 as described above, partially offset by a decrease in professional expenses.

      BCLP II's general and administrative expenses of $233,000 in fiscal 2002 decreased by $3,100,000 compared to $3,333,000 in fiscal 2001. BCLP II's general and administrative expenses in fiscal 2001 included $2,058,000 related to BCCLP Holdings and CCC. As more fully described in "Liquidity and Capital Resources" below, effective October 31, 2000, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holdings, and, as a result, the results of operations of BCCLP Holdings and CCC are currently not consolidated with those of BCLP II. In addition, the decrease in BCLP II's general and administrative expenses was attributable to the provision for the non-recurring sales tax and the write-off of certain intangibles in fiscal 2001 as described in the preceding paragraph.

      Depreciation and amortization expense of $82,000 in fiscal 2002 increased by $8,000 compared to $74,000 in fiscal 2001, due to an increase in deferred financing costs in fiscal 2001. Amortization expense was $57,000 in fiscal 2000.

      Interest expense of $4,377,000 in fiscal 2002 decreased by $1,766,000 compared to $6,143,000 in fiscal 2001, and interest expense of $6,143,000 decreased by $1,009,000 compared to $7,152,000 in fiscal 2000. The decreases are due to a reduction in average borrowings outstanding under BCLP's revolving credit agreement with its commercial bank. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of borrowings under BCLP's revolving credit agreement was repaid in December 2000.

      BCLP's interest income from short-term investments of $898,000 in fiscal 2002 decreased by $3,000,000 compared to $3,898,000 in fiscal 2001, and interest income from short-term investments of $3,898,000 in fiscal 2001 decreased by $1,372,000 compared to $5,270,000 in fiscal 2000. The decreases are primarily attributable to a decrease in invested balances combined with a decrease in interest rates earned on invested balances. As more fully described in "Liquidity and Capital Resources" below, $50,000,000 of short-term investments was liquidated in December 2000 to repay borrowings under BCLP's revolving credit agreement.

      BCLP's interest income in fiscal 2002 included $840,000 related to BCCLP Holdings and CCC, which, effective October 31, 2000, are not consolidated with BCLP II. BCLP's interest income in fiscal 2001 included $1,843,000 related to BCCLP Holdings and CCC for the periods subsequent to October 31, 2000.

      BCLP's provision for income taxes relates to BCLP's subsidiary corporations. The provision of $300,000 in fiscal 2001 decreased by $1,500,000 compared to $1,800,000 in fiscal 2000. Effective November 1, 2000, certain of BCLP's subsidiary corporations began filing tax returns consolidated with those of BCLP. As a result, income earned by BCLP's subsidiary corporations subsequent to October 31, 2000 is offset by losses of BCLP.

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

Liquidity and Capital Resources

      BCLP used approximately $5,963,000, $6,829,000 and $6,792,000 in cash flows from operating activities in fiscal 2002, 2001 and 2000, respectively. At June 30, 2002, the Partnership had approximately $3,499,000 of cash and cash equivalents and $28,400,000 of short-term investments. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used to repay commercial bank borrowings and for general partnership purposes, working capital needs or possible investments and/or acquisitions.

      On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank, $20,000,000 of which was reserved for the repayment of notes payable related to redeemed BCLP II Units. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement expires on June 30, 2003 and is secured by a pledge of certain short-term investments of CCC. On May 26, 1998, $30,000,000 was advanced under the revolving credit agreement in connection with the Reorganization, and on September 30, 1998, BCLP II borrowed the $20,000,000 reserved for the repayment of notes payable related to redeemed BCLP II Units and repaid the notes with the proceeds. On June 30, 1999, BCLP II borrowed $2,500,000 against the revolving line of credit for general working capital purposes, and during fiscal 2000, BCLP II borrowed the remaining $7,500,000 available under the revolving credit agreement.

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

      On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the agreement to $10,000,000, all of which was outstanding on June 30, 2002. The agreement matures on June 30, 2003. As described below, BCLP II repaid all amounts advanced under the revolving credit agreement in September 2002.

      In connection with the Reorganization, BCLP II distributed 6% subordinated debentures to certain former holders of BCLP II units. One $20 face value subordinated debenture was distributed for each of the 2,703,664 BCLP II units with respect to which a BCLP II Unitholder elected to receive subordinated debentures, cash and BCLP units. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $34,636,000 at June 30, 2002. The subordinated debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirement relating to the subordinated debentures.

      No cash distributions to unitholders of BCLP were declared or paid during the years ended June 30, 2002, 2001 or 2000. Future distributions will be determined by BCLP GP in its sole discretion based, among other things, on available resources and the needs of the Partnership, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the notes payable to commercial bank and the subordinated debentures.

      In the year ended June 30, 2002, BCLP and its subsidiaries received discretionary distributions from Celtics Basketball Holdings aggregating $4,831,000. On September 6, 2002, BCLP and its subsidiaries received a discretionary distribution from Celtics Basketball Holdings amounting to approximately $19,324,000, representing BCLP's proportionate share of a discretionary distribution of available funds by Celtics Basketball, primarily the $30,000,000 Initial Fee under the New SNE Agreement described in "Items 1 and 2: Television, Cable and Radio Broadcasting" above. In September 2002, BCLP II used $10,000,000 of this distribution to repay all outstanding amounts under its revolving credit agreement with its commercial bank. Future distributions from Celtics Basketball Holdings will be determined by Boston Celtics Corporation, the general partner of Celtics Basketball Holdings, in its sole discretion subject to applicable credit agreements and based, among other things, on available resources and the needs of Celtics Basketball Holdings and Celtics Basketball, the ability of Celtics Basketball Holdings and Celtics Basketball to generate sufficient operating cash flow, and the funds available after debt service payments related to Celtics Basketball's revolving credit agreement with its commercial bank.

      Management believes that BCLP's cash, cash equivalents and short-term investments together with cash from operating activities will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 2003.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  -----------------------------------------------------------

      At June 30, 2002, BCLP had invested approximately $28,400,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the Partnership has no other assets that are subject to market risk.

      As of June 30, 2002, BCLP II's debt portfolio included a note payable to a bank in the amount of $10,000,000, which bore interest at BCLP II's option of either LIBOR plus 0.70% or the greater of the Bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (2.80% at June 30, 2002). A hypothetical increase of one percentage point in the interest rate on the debt would increase annual interest expense by $100,000.

      As of June 30, 2002, BCLP II's debt portfolio also included 6% Subordinated Debentures with a carrying value of $34,636,000. The Subordinated Debentures bear interest at a fixed rate of 6% per annum and, as a result, fluctuations in market interest rates will have no effect on interest expense, or on the earnings or cash flows of BCLP II. A hypothetical 10% increase in market interest rates would not have a material effect on the fair value of the Subordinated Debentures.

      As of June 30, 2002, Celtics Basketball Holdings, through its subsidiary, had outstanding a note payable to a bank in the amount of $50,000,000. The note payable bears interest at a fixed annual rate of 6.29% and, as a result, fluctuations in market interest rates will have no effect on interest expense, or on the earnings or cash flows of Celtics Basketball Holdings. A hypothetical 10% increase in market interest rates would not have a material effect on the fair value of the note payable.

      Neither BCLP nor its subsidiaries are exposed to foreign currency risk.

      Currently, BCLP does not use interest rate derivative instruments to manage its exposure to interest rate changes, and management does not intend to utilize derivative instruments in the future.


Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

      See Item 14.


Item 9.  Changes in and Disagreements with Accountants on
-------  ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

      None.

                                  PART III
                                  --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

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

      The General Partners of Celtics Pride GP are CLP and CCC, which is wholly owned by BCCLP Holdings, which in turn is wholly owned by BCLP.

      BCC receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations.
Management fees of $933,000, $750,000 and $935,000 were charged to Celtics Basketball's operations during the years ended June 30, 2002, 2001 and 2000, respectively.

      In accordance with the partnerships' respective partnership agreements, each item of income, gain, loss and deduction is allocated and distributions are made to partners in accordance with their respective percentage interests (excluding earnings of BCLP and subsidiary corporate entities, which are taxed directly).

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


Name                   Age     Position
----                   ---     --------

Paul E. Gaston         45      Chairman of the Board of Directors
Richard G. Pond        42      Executive Vice President, Chief Operating Officer,
                                Chief Financial Officer, Treasurer, and Secretary
Don F. Gaston          68      Director
Paula B. Gaston        68      Director
John B. Marsh, III     45      Director
Tedmund W. Pryor       46      Director
David A. Splaine       43      Director

      Paul E. Gaston became Chairman of the Board of BCLP GP in April 1998 and has been Chairman of the Board of Celtics, Inc. since December 1992 and Director since September 1992. Mr. Gaston has been Chairman of the Board of BCC since September 1993. Upon its formation in November 1992, he became Managing Director of Walcott Partners L.P., a Gaston family partnership whose investments include limited partnership interests in the Partnership and ownership of Celtics, Inc. Mr. Gaston is the son of Don F. and Paula B. Gaston.

      Richard G. Pond was named Vice President, Controller and Secretary of Celtics, Inc. in December 1992. He has been employed by BCLP II since July 1992. From July 1981 to June 1992, he was with the international accounting firm of Ernst & Young LLP, most recently as a senior audit manager. Effective July 1, 1996, Mr. Pond assumed his responsibilities as Executive Vice President, Chief Financial Officer and Treasurer, and effective July 1, 1997, Mr. Pond assumed his responsibilities as Chief Operating Officer. Upon consummation of the Reorganization, Mr. Pond assumed similar responsibilities with BCLP GP.

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

      John B. Marsh III became a director of Celtics, Inc. in September 1992. Mr. Marsh is currently the managing partner of Corvus Capital, LLC, a strategic investment partnership where he is an investment banker. From April 2002 to August 2002, he was a senior portfolio manager at Rayner and Stonington, a strategic investment partnership. From 1998 to 2002, Mr. Marsh was the managing partner of Corvus Capital, LLC. From 1995 to 1998, he was Director of Trading and Sales with ABSA Securities, Inc., an investment banking firm. From 1991 to 1995, he was Chief Executive Officer and President of Saicor Ltd., an investment banking firm specializing in emerging markets. From 1988 to 1991 he was a Vice President at Deutsche Bank Capital Corporation where he headed an international arbitrage securities trading group. From 1985 to 1988 Mr. Marsh was a Vice President in the international arbitrage department of Merrill Lynch Pierce Fenner and Smith.

      Tedmund W. Pryor became a Director of BCLP GP in September 2001. Mr. Pryor is currently Senior Vice President, Equity Group, at GE Capital Corporation, a financial services company. From 1998 to 2002, Mr. Pryor was Executive Director of BHC Interim Funding, L.P., a mezzanine financing fund and Brooks Houghton & Company, Inc., an investment banking firm, since 1998. From 1997 to 1998, he was Regional Manager of Sirrom Capital Corporation, a mezzanine financing company, from 1990 to 1997, he was Regional Manager of Structured Finance for the Rail Group and the Aviation Services Group of GE Capital Corporation, from 1986 to 1990, he was Vice President, Investment Banking at Prudential Securities, Inc., a financial services company, and from 1982 to 1986, he was Vice President of Investment Banking at Bank of America NT & SA, a major commercial bank.

      David A. Splaine became a director of BCLP GP in January 2000. Mr. Splaine has been the Managing Director of Baldwin & Clarke Corporate Finance, Inc., an investment banking firm, since 1997. From 1986 to 1997, he was employed by Fleet Bank (and its predecessor, Shawmut Bank), most recently holding the position of Senior Vice President. Mr. Splaine is also a director of Juki Automation Systems Holding, Inc., a privately held distributor of automated assembly equipment, Vested Development, Inc., a privately held software services provider, and Meta Controls, Inc., a privately held manufacturer of industrial cameras and automation equipment.

      BCLP GP has an Audit Committee composed of Messrs. Marsh, Pryor and Splaine, each non-management directors. Non-management directors other than Don F. Gaston and Paula B. Gaston are reimbursed for their expenses, and receive directors' fees equal to $2,000 per month and $2,500 per meeting attended with respect to their services as directors of BCLP GP. Each of Mr. Marsh and Mr. Splaine received $26,500 in such directors' fees in fiscal 2002, respectively, and Mr. Pryor received $22,500 in such directors' fees in fiscal 2002. Directors are named by the stockholders of BCLP GP and serve until their successors are named. Thus, holders of limited partnership units have no vote in the selection of directors of BCLP GP. BCLP GP's officers are appointed by, and serve at the discretion of, the Board of Directors.

Audit and Other Fees
--------------------

      During the fiscal year ended June 30, 2002, the aggregate fees billed by Ernst & Young LLP for the audit of the Partnership's financial statements for such fiscal year and for the reviews of the Partnership's interim financial statements amounted to $75,000. There were no fees billed by Ernst & Young LLP for information systems design and implementation, or for any other professional services rendered on behalf of the Partnership.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder, require executive officers and directors of BCLP GP, the general partner of BCLP, to file reports pertaining to their beneficial ownership of the Units of BCLP with the Securities and Exchange Commission and the New York Stock Exchange when they are first elected, and to report (with certain exceptions) subsequent changes in their beneficial ownership of Units. Executive officers, directors and 10% beneficial owners are required to furnish the Partnership with copies of all forms they file pursuant to
Section 16(a). The Partnership believes that all filing requirements were complied with in a timely fashion during the year ended June 30, 2002.


Report of the Audit Committee
-----------------------------

      The Audit Committee oversees the Partnership's financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the system of internal control. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report on Form 10-K with management, including a discussion of the quality, not just the acceptability, of the accounting principles; the reasonableness of significant judgments; and the clarity of disclosures in the financial statements.

      The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the committee under generally accepted auditing standards (including Statement on Auditing Standards No. 61). In addition, the Committee has discussed with the independent auditors the auditors' independence from management and the Partnership, including the matters in the written disclosures required by the Independence Standards Board (including Independence Standards Board Standard No. 1), and considered the compatibility of nonaudit services with the auditors' independence.

      The Committee discussed with the Partnership's independent auditors the overall scope and plans for their respective audits. The Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Partnership's internal control, and the overall quality of the Partnership's financial reporting. The committee held one meeting during fiscal year 2002.

      In reliance on the reviews and discussions referred to above, the Committee recommended to the board of directors (and the board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended June 30, 2002 for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE

John B. Marsh, III, Chair
Tedmund W. Pryor
David A. Splaine

September 27, 2002

      The above report of the Audit Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Partnership specifically incorporates this information by reference, and shall not be deemed filed with the Securities and Exchange Commission under such Acts.

Item 11.  Executive Compensation
--------  ----------------------

      The following Summary Compensation Table sets forth the compensation of each of the Chief Executive Officer and the most highly compensated executive officers of BCLP GP whose annual salary and bonus, if any, exceeded $100,000 for services in all capacities to BCLP (including predecessor entities) and its subsidiaries during the last three fiscal years. Only two of the Partnership's executive officers had an annual salary and bonus exceeding $100,000 for services to BCLP and its subsidiaries during the year ended June 30, 2002.


                         Summary Compensation Table
                         --------------------------

                                                                                          Long Term Compensation
                                              Annual Compensation                                 Awards
                                             ----------------------                      -------------------------
                                 Fiscal                                                                 Securities
                                  Year                                  Other Annual     Restricted     Underlying
                                 Ended                                  Compensation       Stock         Options/
Name and Principal Position     June 30,     Salary($)     Bonus($)         ($)          Awards($)       SARs(#)
---------------------------     --------     ---------     --------     ------------     ----------     ----------

Paul E. Gaston                    2002       $500,000
  Chief Executive Officer         2001        500,000
  and Chairman of the Board       2000        500,000

Richard G. Pond                   2002        415,000      $360,000
  Executive Vice President,       2001        360,000       300,000
  Chief Operating Officer,        2000        360,000       250,000
  Chief Financial Officer,
  Treasurer and Secretary

      Neither BCLP nor BCLP II granted any options or appreciation rights during the year ended June 30, 2002. No options were exercised during the year ended June 30, 2002, and there are no options outstanding at June 30, 2002.

Employment and Consulting Agreements

The Partnership

      In August 1993, the Board of Directors of Celtics, Inc. approved compensation arrangements and an incentive plan for Paul E. Gaston, Chairman of the Board of Celtics, Inc., under which Mr. Gaston was to be employed on an at will basis, with compensation at the rate of $400,000 per annum. In June 1997, the Board of Directors of the General Partner of BCLP II approved an increase in Mr. Gaston's compensation to $1,000,000 per annum. The incentive plan, which is subject to annual review, provides that Mr. Gaston shall receive annual incentive payments, commencing with the fiscal year ending June 30, 1994, of 5% of the amount by which Consolidated Net Income before taxes on income of BCLP II for the related fiscal year exceeds $8,000,000, payable not later than 10 days after the issuance of audited financial statements of BCLP. Mr. Gaston voluntarily elected to receive reduced compensation of $500,000 from BCLP during each of the years ended June 30, 2002, 2001 and 2000. During the years ended June 30, 2002, 2001 and 2000, no annual incentive compensation payments were made to Mr. Gaston.

Compensation Committee Interlocks and Insider Participation

      Mr. Marsh, a non-management director and member of the Audit Committee of the Board, performed the functions of a compensation committee during the year ended June 30, 2002. Mr. Marsh was not, during the year ended June 30, 2002 or previously, an officer or employee of the Partnership or any of its subsidiaries, and he did not have any affiliated relationship requiring disclosure.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

      The following table sets forth certain information regarding the Partnership's Units beneficially owned on September 16, 2002 by (i) each person who is known by the Partnership to beneficially own more than five percent (5%) of the outstanding Units, (ii) each director of BCLP GP, (iii) each executive named in the Summary Compensation Table and (iv) all directors and executive officers of BCLP GP as a group. All information with respect to beneficial ownership is based solely on information furnished by the respective Unitholders to the Partnership.


                                                         Percent of
          5% Unitholders,                 Number of      Outstanding
  Directors and Executive Officers          Units         Units(1)
  --------------------------------        ---------      -----------

Don F. Gaston and Paula B. Gaston            200 (2)          *
33 East 63rd Street
New York, New York 10021

Paul E. Gaston                           677,600 (3)        25.1%
33 East 63rd Street
New York, New York 10021

John B. Marsh, III                           500              *
33 East 63rd Street
New York, New York 10021

Tedmund W. Pryor                               0              *
33 East 63rd Street
New York, New York 10021

David A. Splaine                               0              *
151 Merrimac Street
Boston, Massachusetts 02114

Richard G. Pond                                0              *
151 Merrimac Street
Boston, Massachusetts 02114

Castle Creek Partners, L.P.              677,500              25.1%
151 Merrimac Street
Boston, Massachusetts 02114

David R. Murphey, III                    244,700               9.1%
Murphey Capital, Inc.
P.O. Box 18065
Tampa, Florida 33681-8065

Lloyd I. Miller, III                     139,503               5.2%
4550 Gordon Drive
Naples, Florida 34102

All directors and executive officers
 as a group (6 persons)                  678,300              25.1%

--------------------
*     Less than one percent.
<F1>  Percent of Outstanding Units for a particular Unitholder will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner. Percent of Outstanding Units is calculated based on 2,703,664 Units outstanding as of September 16, 2002.
<F2>  Includes 100 Units held by Brookwood Investments, L.P., a partnership owned by Don F. and Paula B. Gaston of which Don F. Gaston is the General Partner. Does not include 100 Units held by Walcott Partners, L.P. See Note (3) below.




<F3>  Includes 100 Units held by Walcott Partners, L. P., a Gaston family partnership, and 677,500 Units held by Castle Creek Partners, L.P. The General Partners of Walcott Partners, L.P. are Paul E. Gaston and Draycott, Inc., of which Paul E. Gaston is the only stockholder, officer and director. The General Partner of Castle Creek Partners, L.P. is Castle Creek Partners GP, Inc., which is wholly owned by Celtics, Inc., which is wholly owned by Walcott Partners, L.P. In addition, 96.3% of Castle Creek's limited partnership interests are held by a limited partnership of which Walcott Partners, L.P. owns a majority of the limited partnership interests and Draycott, Inc. is the general partner. Castle Creek holds a 51.6867% limited partnership interest in Celtics Basketball Holdings. For the purpose of this table, Mr. Paul E. Gaston is deemed to be the beneficial owner of these Units.

      Unless otherwise indicated, all parties have both exclusive voting and investing power.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

      In 2002, BCLP reimbursed Conanicut Aviation LLC ("Conanicut") approximately $26,000 for the business use in the fiscal year ended June 30, 2002 of an aircraft based on standard charter rates for comparable aircraft. In addition, in 2002, Celtics Basketball reimbursed Conanicut approximately $29,000 for the business use in the fiscal year ended June 30, 2002 of the aircraft based on standard charter rates for comparable aircraft. Conanicut is wholly owned by Walcott Partners, L.P. The General Partners of Walcott Partners, L.P. are Paul E. Gaston and Draycott, Inc., of which Paul E. Gaston is the only stockholder, officer and director. The reimbursements were reviewed and approved by the Audit Committee of the Board of Directors of BCLP GP.

      BCC receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations.
Management fees of $933,000, $750,000 and $935,000 were charged to Celtics Basketball's operations during the years ended June 30, 2002, 2001 and 2000, respectively.

      On June 30, 1998, BCLP entered into a management services agreement by and between BCLP II, CLP, Celtics Pride G.P., CCC, BCCLP Holdings, Castle Creek, Celtics Basketball Holdings and Celtics Basketball. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP received reimbursements from Celtics Basketball and Castle Creek in the amounts of $142,000 and $155,000, respectively, in the fiscal year ended June 30, 2002 and $71,000 and $69,000, respectively, in the fiscal year ended June 30, 2001. Celtics Basketball received reimbursements from Castle Creek in the amounts of $10,000 and $2,000 in the fiscal years ended June 30, 2002 and 2001, respectively. BCLP II received reimbursements from Celtics Basketball and Castle Creek in the amounts of $449,000 and $82,000, respectively, in the fiscal year ended June 30, 2001, and $687,000 and $903,000, respectively, in the fiscal year ended June 30, 2000 for services provided under this agreement. See "Item 12 - Security Ownership of Certain Beneficial Owners and Management" regarding ownership and control of Castle Creek.

                                   PART IV
                                   -------

Item 14.  Exhibits, and Reports on Form 8-K
--------  ---------------------------------

      (a)  The following documents are filed as part of this report:

            1.  Financial Statements:

The financial statements listed in the accompanying List of Financial Statements and Financial Statement Schedules are filed as part of this report.

            2.  Exhibits:

The Exhibits listed below are filed as part of this report.

      (3)   (a)  --  Certificate of Limited Partnership of Boston Celtics
                     Limited Partnership II, as amended.(1)

            (b)  --  Agreement of Limited Partnership of Boston Celtics
                     Limited Partnership II.(1)

            (c)  --  Certificate of Limited Partnership of Boston Celtics
                     Limited Partnership.(10)

            (d)  --  Agreement of Limited Partnership of Boston Celtics
                     Limited Partnership.(9)

            (e)  --  First Amendment to Amended and Restated Agreement of
                     Limited Partnership of Boston Celtics Limited Partnership II.(2)

            (f)  --  Certificate of Amendment of Certificate of Limited
                     Partnership of Boston Celtics Limited Partnership, changing the name of Boston Celtics Limited
                     Partnership II from its former name of "Boston Celtics Limited Partnership."(10)

            (g)  --  Certificate of Amendment of Certificate of Limited
                     Partnership of Boston Celtics Limited Partnership II, changing the name of Boston Celtics Limited
                     Partnership from its former name of "Boston Celtics Limited Partnership II."(10)

            (h)  --  Certificate of Incorporation of BCLP GP, Inc., dated
                     April 13, 1998.(8)

            (i)  --  By-Laws of BCLP GP, Inc.(8)

            (j)  --  Certificate of Amendment, dated June 29, 1998,
                     changing the name of BCLP GP, Inc. from its former name of "BCLP II GP, Inc."(10)

            (k)  --  Certificate of Incorporation of BCLP II GP, Inc.,
                     dated April 13, 1998.(8)

            (l)  --  By-Laws of BCLP II GP, Inc.(8)

            (m)  --  Certificate of Amendment, dated June 29, 1998,
                     changing the name of BCLP II GP, Inc. from its former name of "BCLP GP, Inc."(10)

      (4)   (a)  --  Form of Unit Certificate Representing Limited
                     Partnership Interest of BCLP.(1)

            (b)  --  Form of Indenture between Boston Celtics Limited
                     Partnership and Chase Manhattan Bank, as Trustee, dated as of June 30, 1998.(8)

      (10)  (a)  --  Joint Venture Agreement by and among NBA member organizations.(1)

            (b)  --  Constitution and By-laws of the National Basketball
                     Association.(1)

            (c)  --  License/Lease Agreement dated April 4, 1990 between
                     Boston Celtics Limited Partnership and New Boston Garden Corporation (confidential treatment previously granted).(2)

            (d)  --  Office Lease Agreement dated April 4, 1990 between
                     Boston Celtics Limited Partnership and New Boston Garden Corporation (confidential treatment previously granted).(2)

            (e)  --  Letter Agreement dated April 4, 1990 between the
                     Boston Celtics Limited Partnership and New Boston Garden Corporation (confidential treatment granted).(2)

            (f)  --  Unit Option Agreement dated December 31, 1993 by and between Boston Celtics Limited Partnership and Paul E. Gaston.(3)

            (g)  --  Restricted Unit Agreement dated June 28, 1996 between
                     Boston Celtics Limited Partnership and Paul E.
                     Gaston.(4)

            (h)  --  Letter from Paul Gaston electing to accept all
                     incentive compensation for 1996 in restricted units.(4)

            (i)  --  Letter Agreement dated June 30, 1997 between Boston
                     Celtics Limited Partnership and Paul E. Gaston pertaining to the election to exchange options to purchase Limited Partnership Units for Restricted Units.(5)

            (j)  --  Credit Agreement dated as of December 15, 1997 by and between Celtics Limited Partnership as the Borrower, Boston Celtics Limited Partnership and Citizens Bank of Massachusetts as the Lender.(6)

            (k)  --  Credit Agreement between Boston Celtics Limited
                     Partnership and Citizens Bank of Massachusetts, dated as of May 20, 1998.(7)

            (l)  --  Second Amendment to Credit Agreement dated as of July
                     30, 1999 among Celtics Limited Partnership, Boston Celtics Limited Partnership II, Boston Celtics Limited Partnership, Celtics Basketball, L.P., Celtics Basketball Holdings, L.P., Celtics Pride, G.P. and Citizens Bank of Massachusetts.(11)

            (m)  --  Second Amendment to Credit Agreement dated as of July
                     30, 1999 among Boston Celtics Limited Partnership II, the Borrower, and The Royal Bank of Scotland plc, the Lender, and Citizens Bank of Massachusetts, the Agent.(11)

            (n)  --  Amended and Restated Credit Agreement dated as of
                     October 31, 2000 among Boston Celtics Limited Partnership and Boston

                     Celtics Limited Partnership II as Borrowers, and The Royal Bank of Scotland, plc, as the Existing Lender, and The Other Lender Parties Hereto, and Citizens Bank of Massachusetts, as Agent for the Lenders.(12)

            (o)  --  First Amendment to the Amended and Restated Credit
                     Agreement and Second Amendment to the Credit Support Agreements, Dated as of May 10, 2001, among Boston Celtics Limited Partnership, as Borrower and a Credit Support Affiliate, Boston Celtics Limited Partnership II, as Borrower, BCCLP Holding Corporation, as a Credit Support Affiliate, Celtics Limited Partnership, as a Credit Support Affiliate, Celtics Basketball Holdings, L.P., as a Credit Support Affiliate, and Celtics Pride G.P., as a Credit Support Affiliate, and The Royal Bank of Scotland, plc, as the Existing Lender, and The Other Lender Parties Thereto, and Citizens Bank of Massachusetts, as Agent for the Lenders.(13)

            (p)  --  Amendment, Dated as of May 10, 2001, to Amended and
                     Restated Pledge and Security Agreement between Celtics Capital Corporation and Citizens Bank of
                     Massachusetts, as Agent for the Lenders.(13)

            (q)  --  Third Amendment, Dated as of May 10, 2001, to Credit
                     Agreement among Celtics Basketball, L.P., as Borrower, Boston Celtics Limited Partnership, Boston Celtics Limited Partnership II, Celtics Limited Partnership, Celtics Basketball Holdings, L.P., Celtics Pride, G.P., as Borrower Affiliates, and Citizens Bank of Massachusetts, as Lender.(13)

            (r)  --  Fourth Amendment to the Amended and Restated Credit
                     Agreement, Dated as of October 16, 2001, to Credit Agreement among Celtics Basketball, L.P., as Borrower, Boston Celtics Limited Partnership, Boston Celtics Limited Partnership II, Celtics Limited Partnership, Celtics Basketball Holdings, L.P., Celtics Pride, G.P., as Borrower Affiliates, and Citizens Bank of Massachusetts, as Lender.(14)

99.1             --  Certification Pursuant To 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2             --  Audit Committee Charter.

--------------------
<F1>  Incorporated by reference from the exhibits filed with the
      Partnership's registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 33-9796).
<F2>  Incorporated by reference from the exhibits filed with the Report on
      Form 10-K of the Registrant filed with the Securities and Exchange Commission for the year ended June 30, 1990.
<F3>  Incorporated by reference to the exhibits filed with the report on
      Form 10-Q filed with the Securities and Exchange Commission on February 14, 1994 (File No. 0-19324).
<F4>  Incorporated by reference to the exhibits filed with the report on
      Form 10-K filed with the Securities and Exchange Commission on September 27, 1996 (File No. 0-19324).
<F5>  Incorporated by reference to the exhibits filed with the report on
      Form 10-K filed with the Securities and Exchange Commission on September 26, 1997 (File No. 0-19324).

<F6>  Incorporated by reference to the exhibits filed with the report on
      Form 10-Q filed with the Securities and Exchange Commission on February 6, 1998 (File No. 0-19324).
<F7>  Incorporated by reference from the exhibits filed with the Schedule
      13E-3 filed by Boston Celtics Limited Partnership (File No. 5-37799).
<F8>  Incorporated by reference from the exhibits filed with the report on
      Form S-4 filed with the Securities and Exchange Commission on April 17, 1998, as amended (File No. 333-50367).
<F9>  Incorporated by reference to the exhibits filed with the report on
      Form 8-K filed with the Securities and Exchange Commission on June 30, 1998 (File No. 0-19324).
<F10> Incorporated by reference to the exhibits filed with the report on
      Form 10-K filed with the Securities and Exchange Commission on September 25, 1998 (File No. 0-19324).
<F11> Incorporated by reference to the exhibits filed with the report on
      Form 10-K filed with the Securities and Exchange Commission on September 17, 1999 (File No. 0-19324).
<F12> Incorporated by reference to the exhibits filed with the report on
      Form 10-Q filed with the Securities and Exchange Commission on November 3, 2000 (File No. 0-19324).
<F13> Incorporated by reference to the exhibits filed with the report on
      Form 10-Q filed with the Securities and Exchange Commission on May 11, 2001 (File No. 0-19324).
<F14> Incorporated by reference to the exhibits filed with the report on
      Form 10-Q filed with the Securities and Exchange Commission on October 26, 2001 (File No. 0-19324).

      (b)  Reports on Form 8-K filed in the fourth quarter of 2002 - None.

      (c) Exhibits - The response to this portion of Item 14 is filed as a part of this report.

      (d)  Financial Statement Schedules - The response to this portion of
Item 14 is filed as part of this report.

                         ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                        LIST OF FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS
                              CERTAIN EXHIBITS
                          YEAR ENDED JUNE 30, 2002

                     BOSTON CELTICS LIMITED PARTNERSHIP

                            BOSTON, MASSACHUSETTS

FORM 10-K -- ITEM 14(a)(1) and (2)

BOSTON CELTICS LIMITED PARTNERSHIP

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:


Boston Celtics Limited Partnership and Subsidiaries

      Consolidated Balance Sheets at June 30, 2002 and 2001.

      Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 2002.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002.

      Notes to Consolidated Financial Statements.


Boston Celtics Limited Partnership II and Subsidiaries

      Consolidated Balance Sheets at June 30, 2002 and 2001.

      Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 2002.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002.

      Notes to Consolidated Financial Statements.


Celtics Basketball Holdings, L.P. and Subsidiary

      Consolidated Balance Sheets at June 30, 2002 and 2001.

      Consolidated Income Statements for each of the three years in the period ended June 30, 2002.

      Consolidated Statements of Partners' Capital (Deficit) for each of the three years in the period ended June 30, 2002.

      Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002.

      Notes to Consolidated Financial Statements.


      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                       /s/ Ernst & Young LLP
                                       ---------------------

Boston, Massachusetts
August 23, 2002, except for Note N,
 as to which the date is September 27, 2002

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                         Consolidated Balance Sheets


                                                                          June 30,         June 30,
                                                                            2002             2001
                                                                          --------         --------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $  3,499,387     $  3,062,645
  Short-term investments                                                  28,400,000       30,000,000
  Prepaid expenses and other current assets                                   28,467          100,336
                                                                        -----------------------------
TOTAL CURRENT ASSETS                                                      31,927,854       33,162,981

PROPERTY AND EQUIPMENT, net                                                    6,696            4,925
OTHER ASSETS                                                                 252,071          351,806
                                                                        -----------------------------
                                                                        $ 32,186,621     $ 33,519,712
                                                                        =============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $    125,445     $    398,079
  Federal and state income taxes payable                                   1,162,280        1,162,280
  Notes payable to bank - current portion                                 10,000,000
                                                                        -----------------------------
TOTAL CURRENT LIABILITIES                                                 11,287,725        1,560,359

DEFERRED FEDERAL AND STATE INCOME TAXES                                    9,710,875        9,710,875
NOTES PAYABLE TO BANK - noncurrent portion                                                 10,000,000
SUBORDINATED DEBENTURES                                                   34,636,305       34,210,381
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                                22,853,519       29,111,174

PARTNERS' CAPITAL (DEFICIT), authorized 25,000,000 units of limited partnership interest, issued and outstanding 2,703,664 units
  Boston Celtics Limited Partnership -
    General Partner                                                          165,699          121,546
    Limited Partners                                                     (46,553,948)     (50,925,113)
                                                                        -----------------------------
                                                                         (46,388,249)     (50,803,567)
  Boston Celtics Limited Partnership II - General Partner                   (246,426)        (307,387)
  Celtics Limited Partnership - General Partner                              332,872          270,227
  Other comprehensive loss                                                                   (232,350)
                                                                        -----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                        (46,301,803)     (51,073,077)
                                                                        -----------------------------
                                                                        $ 32,186,621     $ 33,519,712
                                                                        =============================

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Operations


                                                                              For the Year Ended
                                                                  -------------------------------------------
                                                                   June 30,        June 30,        June 30,
                                                                     2002            2001            2000
                                                                   --------        --------        --------

Equity in net income of Celtics Basketball Holdings, L.P.         $11,088,839     $ 4,190,982     $ 4,353,162

Costs and expenses:
  General and administrative                                        2,940,914       5,670,157       3,943,285
  Depreciation and amortization                                        81,845          73,491          57,490
                                                                  -------------------------------------------
                                                                    3,022,759       5,743,648       4,000,775
                                                                  -------------------------------------------
                                                                    8,066,080      (1,552,666)        352,387
Interest expense                                                   (4,377,299)     (6,143,044)     (7,151,884)
Interest income                                                       898,354       3,897,814       5,270,020
                                                                  -------------------------------------------
Income (loss) before income taxes                                   4,587,135      (3,797,896)     (1,529,477)
Provision for income taxes                                                            300,000       1,800,000
                                                                  -------------------------------------------
Net income (loss)                                                   4,587,135      (4,097,896)     (3,329,477)
Net income (loss) applicable to interests of General Partners         215,970        (654,195)            452
                                                                  -------------------------------------------

Net income (loss) applicable to interests of Limited Partners     $ 4,371,165     $(3,443,701)    $(3,329,929)
                                                                  ===========================================


Net income (loss) per unit                                        $      1.62     $     (1.27)    $     (1.23)
                                                                  ===========================================

Weighted average number of Limited Partnership units
 outstanding                                                        2,703,664       2,703,664       2,703,664
                                                                  ===========================================


See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)


                                                                      Limited Partners
                                                                 ---------------------------
                                                  Total            Units          Amount
                                                  -----            -----          ------

BALANCE AT JUNE 30, 1999                       $(42,963,409)     2,703,664     $(44,151,483)
Net income (loss)                                (3,329,477)                     (3,329,929)
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II
 GP, Inc. (General Partner's share)                 (43,746)
                                               --------------------------------------------
BALANCE AT JUNE 30, 2000                        (46,336,632)     2,703,664      (47,481,412)
Comprehensive income (loss)
  Net income (loss)                              (4,097,896)                     (3,443,701)
  Unrealized loss on interest rate cap
   agreement                                       (232,350)
                                               ------------
Total comprehensive loss                         (4,330,246)
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics
 Corporation (General Partner's share)              (38,449)
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II GP,
 Inc. (General Partner's share)                        (532)
Cash distribution by Boston Celtics
 Communications Limited Partnership
 to Celtics Communications, Inc.
 (General Partner's share)                           (5,336)
Distribution by Boston Celtics Limited
 Partnership II of note payable to BCLP
 II GP, Inc. (General Partner's share)             (361,882)
                                               --------------------------------------------
BALANCE AT JUNE 30, 2001                        (51,073,077)     2,703,664      (50,925,113)
Comprehensive income
  Net income                                      4,587,135                       4,371,165
  Unrealized gain on interest rate cap
   agreement                                        232,350
                                               ------------
Total comprehensive income                        4,819,485
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                          (48,211)
                                               --------------------------------------------
BALANCE AT JUNE 30, 2002                       $(46,301,803)     2,703,664     $(46,553,948)
                                               ============================================

See notes to consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)
                                 (continued)


                                                                        General Partners
                                             ----------------------------------------------------------------------
                                                                                                          Boston
                                                                                                          Celtics       Other
                                                            Boston          Boston                       Communi-      Compre-
                                               Total        Celtics        Celtics         Celtics        cations      hensive
                                              General       Limited        Limited         Limited        Limited       Income
                                              Partners    Partnership   Partnership II   Partnership    Partnership     (Loss)
                                              --------    -----------   --------------   -----------    -----------    -------

BALANCE AT JUNE 30, 1999                     $1,188,074    $189,968       $ 133,234       $223,298       $ 641,574
Net income (loss)                                   452     (33,636)         (9,783)        43,491             380
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II GP,
 Inc. (General Partner's share)                 (43,746)                    (43,746)
                                             ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                      1,144,780     156,332          79,705        266,789         641,954
Comprehensive income (loss)
  Net income (loss)                            (654,195)    (34,786)        (24,678)        41,887        (636,618)
  Unrealized loss on interest rate
   cap agreement                                                                                                      $(232,350)
Total comprehensive loss
Cash distribution paid by Celtics
 Limited Partnership to Boston Celtics
 Corporation (General Partner's share)          (38,449)                                   (38,449)
Cash distribution by Boston Celtics
 Limited Partnership II to BCLP II GP,
 Inc. (General Partner's share)                    (532)                       (532)
Cash distribution by Boston Celtics
 Communications Limited Partnership
 to Celtics Communications, Inc.
 (General Partner's share)                       (5,336)                                                    (5,336)
Distribution by Boston Celtics Limited
 Partnership II of note payable to BCLP II
 GP, Inc. (General Partner's share)            (361,882)                   (361,882)
                                             ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                         84,386     121,546        (307,387)       270,227               0     (232,350)
Comprehensive income
  Net income                                    215,970      44,153          60,961        110,856
  Unrealized gain on interest rate
   cap agreement                                                                                                        232,350
Total comprehensive income
Cash distribution paid by Celtics
 Limited Partnership to Boston Celtics
 Corporation (General Partner's share)          (48,211)                                   (48,211)
                                             ----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                     $  252,145    $165,699       $(246,426)      $332,872       $       0    $       0
                                             ==================================================================================

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                                                For the Year Ended
                                                               ----------------------------------------------------
                                                                  June 30,           June 30,           June 30,
                                                                    2002               2001               2000
                                                                  --------           --------           --------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                          $  (2,943,960)     $  (5,479,120)     $  (3,342,822)
  Interest expense                                                (4,254,689)        (5,661,679)        (6,746,681)
  Interest income                                                  1,235,251          4,326,470          4,970,912
  Income taxes paid                                                                     (15,070)        (1,673,854)
                                                               ---------------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                       (5,963,398)        (6,829,399)        (6,792,445)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                           (388,900,000)      (482,398,000)      (648,600,000)
  Proceeds from sales of short-term investments                  390,500,000        535,498,000        648,700,000
  Capital expenditures                                                (6,000)              (829)            (7,688)
  Other receipts (expenditures)                                       23,167            (50,499)            20,778
                                                               ---------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                           1,617,167         53,048,672            113,090

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                                          7,500,000
  Payment of bank borrowings                                                        (50,000,000)
  Cash distribution to Boston Celtics Corporation
   from Celtics Limited Partnership                                  (48,211)           (38,449)
  Cash distribution to Celtics Communications, Inc. from
   Boston Celtics Communications Limited Partnership                                     (5,336)
  Cash distribution to BCLP II GP, Inc. from Boston
   Celtics Limited Partnership II                                                      (371,299)           (34,861)
  Cash distribution from Celtics Basketball Holdings, L.P.         4,831,184          3,864,947
                                                               ---------------------------------------------------
NET CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                 4,782,973        (46,550,137)         7,465,139
                                                               ---------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 436,742           (330,864)           785,784
Cash and cash equivalents at beginning of year                     3,062,645          3,393,509          2,607,725
                                                               ---------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $   3,499,387      $   3,062,645      $   3,393,509
                                                               ===================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                                     $     425,924      $     420,686      $     404,923
  Accrued distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc.                                                                $       8,885

See notes to consolidated financial statements.

BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note A - Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Boston Celtics Limited Partnership ("BCLP," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships: Boston Celtics Limited Partnership II ("BCLP II"), Celtics Limited Partnership ("CLP"), BCCLP Holding Corporation ("BCCLP Holdings"), Celtics Capital Corporation ("CCC"), Celtics Pride GP ("Celtics Pride") and Celtics Investments, Inc. ("CII"). All intercompany transactions are eliminated in consolidation.

BCLP (formerly "Boston Celtics Limited Partnership II") is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Boston Celtics Limited Partnership II (formerly "Boston Celtics Limited Partnership"). Pursuant to the reorganization of BCLP II (the "Reorganization"), which was completed on June 30, 1998, BCLP owns a 99% limited partnership interest in BCLP II. The 1% general partner of BCLP is BCLP GP, Inc., and the 99% limited partnership interest in BCLP is comprised of 2,703,664 publicly held units.

BCLP, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings, L.P., ("Celtics Basketball Holdings") which, through a 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association ("NBA"). BCLP's investment in Celtics Basketball Holdings is accounted for using the equity method and, accordingly, the investment is carried at cost, increased by equity in earnings of Celtics Basketball Holdings and reduced by distributions received.

Note B - Significant Accounting Policies

Cash Equivalents: Cash equivalents represent investments with maturities at the date of purchase of three months or less.

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

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents and short-term investments. The Partnership's cash equivalents and short-term investments represent investments with relatively short maturities in the securities of highly rated financial institutions and United States government entities and private placement notes with a commercial bank.

Short-Term Investments: The Partnership accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities are classified as securities to be held to maturity, for trading, or available-for-sale.

Financial Instruments: In the fiscal year ended June 30, 2001, the Partnership adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement requires that all derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments will either be immediately recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Partnership's minimal use of derivatives, the adoption of the new Statement did not have a significant effect on earnings or the financial position of the Partnership.

In November 2000, in order to fix the interest rate on the debt described in Note E, BCLP II entered into an interest rate

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note B - Significant Accounting Policies (continued)

cap agreement with a notional amount of $10,000,000, which expired in May 2002. The interest rate cap agreement provided for the payment of interest at a fixed interest rate of 6.65%. The interest rate differential was recognized as an adjustment to interest expense.

The carrying value of financial instruments such as cash equivalents, short-term investments and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of the note payable to bank approximates its fair value because the interest rate fluctuates with market rates. The carrying value of the subordinated debentures approximates its fair value based on the trading price of the subordinated debentures at June 30, 2002.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of three to five years using the straight-line method of depreciation.

Income Taxes: BCLP is a partnership that is taxed as a corporation. BCLP and its subsidiary corporations report their income tax provision, including the income (losses) of subsidiary partnerships, using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the fiscal year ended June 30, 1999. The Partnership's comprehensive income
(loss) is comprised of net income (loss) and unrealized gains and losses on interest rate cap agreements.

Note C - Investment in Capital Deficiency of Celtics Basketball Holdings,
L.P.

BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method, and, accordingly, the investment is carried at cost, increased by equity in earnings of Celtics Basketball Holdings and reduced by distributions received.

Summary balance sheet and income statement data for Celtics Basketball Holdings is as follows (amounts in thousands):


                                                         June 30,
                                                  --------------------
                                                     2002         2001
                                                    ----         ----

Current assets                                     $28,103      $16,424
Current liabilities                                 28,166       31,232
Total assets                                        37,391       26,161
Notes payable to bank - noncurrent portion          50,000       50,000
Deferred game revenues - noncurrent portion          2,545
Deferred compensation - noncurrent portion           3,981        5,183
Partners' capital (deficit)                        (47,301)     (60,254)


                                          For the Year Ended June 30,
                                       -----------------------------------
                                         2002          2001          2000
                                         ----          ----          ----

Total revenues                         $99,476       $82,438       $80,136
Total costs and expenses               (73,748)      (71,594)      (69,390)
Interest and other expense, net         (2,775)       (2,169)       (1,735)
                                       -----------------------------------
Net income                             $22,953       $ 8,675       $ 9,011
                                       ===================================

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note D - Short-Term Investments

Short-term investments, which consist primarily of private placement notes with a commercial bank with a maturity of under one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value. There were no realized or unrealized gains or losses on short-term investments in the fiscal years ended June 30, 2002, 2001 or 2000.

Note E - Notes Payable

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (2.80% at June 30, 2002). BCLP II borrowed $30,000,000 under the revolving credit agreement in fiscal 1998, borrowed an additional $22,500,000 in fiscal 1999, and borrowed the remaining $7,500,000 available under the revolving credit agreement in fiscal 2000.

On October 31, 2000, in order to achieve certain efficiencies, BCLP II distributed to BCLP all of the outstanding capital stock of BCCLP Holdings, and BCLP assumed all of BCLP II's liability for borrowings under its revolving credit agreement aggregating $50,000,000. In December 2000, BCLP repaid the $50,000,000 of borrowings under the revolving credit agreement that were assumed from BCLP II. In connection with this distribution, BCLP II issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882, representing its 1% share of the fair value of the distribution. The note accrued interest at 7% annually, and was paid in full on June 26, 2001. On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the agreement to $10,000,000, all of which was outstanding on June 30, 2002. The agreement expires on June 30, 2003.

The revolving credit agreement is secured by a pledge of certain short-term investments of CCC, an indirect subsidiary of BCLP, and contains certain restrictions and various provisions and covenants customary in lending arrangements of this type. BCLP was in compliance with these restrictions, provisions and covenants at June 30, 2002.

Interest charged to operations in connection with borrowings under the revolving credit agreement and the note payable to BCLP II GP, Inc. amounted to $707,000, $2,479,000 and $3,503,000 in the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Note F - Subordinated Debentures

In connection with the Reorganization, BCLP II distributed 6% Subordinated Debentures to certain former holders of BCLP II units. One $20 face value Subordinated Debenture was distributed for each BCLP II unit with respect to which a BCLP II Unitholder elected to receive Subordinated Debentures. In the Reorganization, BCLP II Unitholders elected to receive Subordinated Debentures with respect to 2,703,664 former BCLP II units for an aggregate principal obligation of $54,073,280.

The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the Subordinated Debentures using the interest method and, accordingly, the Subordinated Debentures are valued at $34,636,305 at June 30, 2002.

The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirement relating to the Subordinated Debentures.

Interest charged to operations in connection with the Subordinated Debentures, including amortization of the original issue discount, amounted to $3,670,000, $3,664,000 and $3,649,000 in the fiscal years ended June 30,
2002, 2001 and 2000, respectively.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note G - Related Party Transactions

Boston Celtics Corporation, the general partner of Celtics Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $933,000, $750,000 and $935,000 were charged to Celtics Basketball's operations in the years ended June 30, 2002, 2001 and 2000, respectively.

On June 30, 1998, BCLP entered into a management services agreement by and between, among others, BCLP II, Castle Creek and Celtics Basketball. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP received reimbursements from Celtics Basketball and Castle Creek in the amounts of $142,000 and $155,000, respectively, in the fiscal year ended June 30, 2002 and $71,000 and $69,000, respectively, in the fiscal year ended June 30, 2001. Celtics Basketball received reimbursements from Castle Creek in the amounts of $10,000 and $2,000 in the fiscal years ended June 30, 2002 and 2001, respectively. BCLP II received reimbursements from Celtics Basketball and Castle Creek in the amounts of $449,000 and $82,000, respectively, in the fiscal year ended June 30, 2001, and $687,000 and $903,000, respectively, in the fiscal year ended June 30, 2000 for services provided under this agreement.

Note H - Commitments and Contingencies

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, its former general partner (Celtics, Inc.), and certain directors or former directors of Celtics, Inc. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss one of the complaints on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

Although the ultimate outcome of the Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

Under the terms of the Collective Bargaining Agreement between the NBA and the NBA Players Association, the 2001-02 NBA season was the first in which a luxury tax and escrow system with respect to player salaries was in effect. As of June 30, 2002, the luxury tax and escrow system did not, and based on currently available information, is not expected to have a material adverse effect on the Partnership's financial position or results of operations.

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. Celtics Basketball does not pay rent under its lease agreements related to the FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2010-11 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions.

Note I - Benefit Plans

Certain of the Partnership's subsidiaries have defined contribution plans covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of the plans charged to operations amounted to $43,000, $41,000 and $44,000 in the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note J - Cash Flows

Reconciliations of net income (loss) to net cash flows used in operating activities are as follows (in thousands):


                                                                           Year Ended June 30,
                                                                  ------------------------------------
                                                                    2002           2001          2000
                                                                    ----           ----          ----

Net income (loss)                                                 $  4,587       $(4,098)      $(3,329)
Items not affecting cash flows used in operating activities:
  Depreciation and amortization                                         82            74             57
  Amortization of original issue discount on Subordinated
   Debentures                                                          426           421            405
  Equity in net income of Celtics Basketball Holdings, L.P.        (11,089)       (4,191)        (4,353)
  Write-off of intangible assets related to liquidated
   subsidiary partnership                                                            607
  Changes in:
    Accrued interest receivable                                         72           428           (303)
    Accounts receivable                                                                6             18
    Accounts payable and accrued expenses                              (41)          (76)           713
                                                                  -------------------------------------
Net cash flows used in operating activities                       $ (5,963)      $(6,829)       $(6,792)
                                                                  =====================================

Note K - Quarterly Results (Unaudited)

A summary of operating results, net income (loss) per unit based on the average units outstanding throughout each year calculated for financial statement purposes only, and cash distributions for the quarterly periods in the two years ended June 30, 2002 and 2001 is set forth below (in thousands, except for per unit amounts):


                                                                   Quarter Ended
                                              ---------------------------------------------------
                                              September 30,   December 31,   March 31,   June 30,
                                                  2001           2001          2002        2002       Total
                                              -------------   ------------   ---------   --------     -----

Year Ended June 30, 2002:
Net income (loss)                               $(2,866)        $1,372        $4,586      $1,495      $4,587
Net income (loss) applicable to Limited
 Partners                                        (2,796)         1,302         4,432       1,433       4,371
Net income (loss) per unit                      $ (1.03)        $ 0.48        $ 1.64      $ 0.53      $ 1.62


                                                                   Quarter Ended
                                              ---------------------------------------------------
                                              September 30,   December 31,   March 31,   June 30,
                                                  2000           2000          2001        2001       Total
                                              -------------   ------------   ---------   --------     -----

Year Ended June 30, 2001:
Net income (loss)                               $(3,230)        $(1,646)      $1,713      $ (935)     $(4,098)
Net income (loss) applicable to Limited
 Partners                                        (3,153)         (1,634)      $1,649        (306)      (3,444)
Net income (loss) per unit                      $ (1.17)        $ (0.60)      $ 0.61      $(0.11)     $ (1.27)

Note L - Income Taxes

BCLP is a partnership that is taxed as a corporation. The consolidated financial statements include the accounts and operating results of certain wholly owned subsidiary corporations that file tax returns separate from those of BCLP. As a result, income of those subsidiary corporations cannot be offset by losses of BCLP. Effective November 1, 2000, certain of BCLP's subsidiary corporations began filing tax returns consolidated with those of BCLP. As a result, income earned by those certain subsidiary corporations subsequent to October 31, 2000 is offset by losses of BCLP. Aggregate pre-tax income (loss) of BCLP's wholly owned taxable subsidiary corporations that file tax returns separate from those of BCLP amounted to $15,000, $(355,000) and $4,027,000 in the years ended June 30, 2002, 2001 and 2000, respectively.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note L - Income Taxes (continued)

Components of deferred tax assets and liabilities and assets at June 30, 2002 and 2001 are as follows (in thousands):


                                                                         June 30,
                                                                    --------------------
                                                                     2002          2001
                                                                     ----          ----

Deferred tax assets:
  Difference between tax and financial statement bases
   of the assets and liabilities of BCLP and subsidiaries
   related to:
    Step-up in basis in connection with Unit redemptions            $ 21,640      $ 22,615
    Difference between tax and financial statement basis
     of investment in Celtics Basketball Holdings, L.P.                9,506        10,750
    Intangible assets                                                    396           396
    Original issue discount                                              568           421
    Net operating loss carryforward                                   11,603        11,770
    Capital loss carryforward                                          3,210         3,210
                                                                    ----------------------
                                                                      46,923        49,162
  Less valuation allowance                                           (46,923)      (49,162)
                                                                    ----------------------
Net deferred tax assets                                             $      0      $      0
                                                                    ----------------------

Deferred tax liabilities:
  Financial statement basis in excess of tax basis
   of assets related to restructuring of BCCLP completed
   in 1996                                                          $ 20,100      $ 20,100
  Less amount assumed by Castle Creek Partners, L.P.
   as a result of indemnities in the Merger Agreement
   of the Reorganization                                             (10,389)      (10,389)
                                                                    ----------------------
Net deferred tax liabilities                                           9,711         9,711
                                                                    ----------------------

Total deferred tax liabilities                                      $  9,711      $  9,711
                                                                    ======================

At June 30, 2002, the Partnership has net operating loss carryforwards of $29,011,000 for income tax purposes that expire beginning in fiscal 2014, and capital loss carryforwards of $8,026,000 that expire in 2006. Net operating loss carryforwards of $349,000 were used during the year ended June 30, 2002. The net deferred tax liabilities represent the tax-effected difference between the tax and financial statement bases of the net assets of BCCLP Holdings and CII, and relate to BCCLP Holdings or former subsidiary partnerships Boston Celtics Communications Limited Partnership ("BCCLP") and Boston Celtics Broadcasting Limited Partnership ("BCBLP"). The net deferred tax assets are attributable to different entities in the consolidated group. As a result, the deferred tax assets and liabilities do not necessarily offset and are evaluated separately. Because of the uncertainty regarding the Partnership's ability to realize the deferred tax assets, a full valuation allowance has been established for the deferred tax assets.

The provision for income taxes included in the consolidated statement of operations consists of the following (in thousands):


                          Year Ended June 30,
                       ------------------------
                       2002     2001       2000
                       ----     ----       ----

      Current:
        Federal                 $200      $1,369
        State                    100         431
                        ------------------------
                        $0      $300      $1,800
                        ========================

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note L - Income Taxes (continued)

The following table reconciles taxes at the statutory federal income tax rate to the tax provision (in thousands):


                                                                          Year Ended June 30,
                                                                  ----------------------------------
                                                                    2002         2001          2000
                                                                    ----         ----          ----

Tax (benefit) at statutory federal income tax rate                $ 1,560      $(1,291)      $  (520)
Increase (decrease) in valuation allowance on deferred
 tax assets                                                        (2,239)       4,536         2,168
Capital loss carryforward related to subsidiary corporation                     (3,210)
State income taxes (benefit), net of federal tax benefit              287         (219)          (99)
Other                                                                 392          484           251
                                                                  ----------------------------------
Tax provision                                                     $     0      $   300       $ 1,800
                                                                  ==================================

The capital loss carryforward represents a capital loss realized by a subsidiary corporation that files a tax return separate from that of BCLP.

Note M - Net Income Per Unit

The following table sets forth the computation of basic and diluted earnings per unit for each of the periods indicated (in thousands, except per unit amounts):


                                                                          Year Ended June 30,
                                                                  ----------------------------------
                                                                    2002         2001          2000
                                                                    ----         ----          ----

Numerator for income (loss) per unit:
  Net income (loss)                                               $ 4,587      $(4,098)      $(3,329)
  Applicable to interests of General Partners of subsidiary
   partnerships                                                       172         (620)           35
                                                                  ----------------------------------
                                                                    4,415       (3,478)       (3,364)
  Applicable to 1% General Partnership interest of BCLP                44          (34)          (34)
                                                                  ----------------------------------
  Applicable to interests of Limited Partners                     $ 4,371      $(3,444)      $(3,330)
                                                                  ==================================

Denominator for income (loss) per unit - weighted average
 units                                                              2,704        2,704         2,704
                                                                  ==================================

Net income (loss) per unit                                        $  1.62      $ (1.27)      $ (1.23)
                                                                  ==================================

Note N -- Subsequent Events

On September 13, 2002, BCLP II repaid all amounts advanced under the revolving credit agreement with its commercial bank.

On September 27, 2002, Celtics Basketball, the Partnership's 48.3% owned, indirect subsidiary, entered into an Asset Purchase and Sale Agreement with Lake Carnegie, LLC (the "Asset Purchase Agreement"), pursuant to which Lake Carnegie, LLC ("Lake Carnegie") will pay to Celtics Basketball an aggregate amount of $360 million in cash consideration for all assets relating to the Boston Celtics (of which $50 million will be used to repay outstanding bank borrowings) and will assume the liabilities relating to the Boston Celtics. The transaction is subject to National Basketball Association approval and customary closing conditions. The transaction is expected to close before December 31, 2002.

                       Report of Independent Auditors

To the General Partner
Boston Celtics Limited Partnership II

We have audited the accompanying consolidated balance sheets of Boston Celtics Limited Partnership II and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Celtics Limited Partnership II and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                       /s/ Ernst & Young LLP
                                       ---------------------

Boston, Massachusetts
August 23, 2002, except for Note L,
 as to which the date is September 27, 2002

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                         Consolidated Balance Sheets


                                                         June 30,          June 30,
ASSETS                                                     2002              2001
                                                         --------          --------

CURRENT ASSETS
  Cash and cash equivalents                            $  1,188,529      $    839,962
  Prepaid expenses and other current assets                  12,000            22,636
                                                       ------------------------------
      TOTAL CURRENT ASSETS                                1,200,529           862,598

PROPERTY AND EQUIPMENT, net                                   1,696             4,925
OTHER ASSETS                                                 56,104           112,208
                                                       ------------------------------
                                                       $  1,258,329      $    979,731
                                                       ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                $     34,225      $    315,051
  Federal and state income taxes payable                    513,201           513,201
  Notes payable to bank - current portion                10,000,000
                                                       ------------------------------
      TOTAL CURRENT LIABILITIES                          10,547,426           828,252

DEFERRED FEDERAL AND STATE INCOME TAXES                   6,812,105         6,812,105
NOTES PAYABLE TO BANK - noncurrent portion                                 10,000,000
NOTE PAYABLE TO RELATED PARTY                             3,000,000         3,000,000
DUE TO RELATED PARTY                                      4,800,000         4,800,000
SUBORDINATED DEBENTURES                                  34,636,305        34,210,381
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                               22,853,519        29,111,174

PARTNERS' CAPITAL (DEFICIT), authorized 25,000,000
 units of limited partnership interest, issued and
 outstanding 2,703,664 units
  Boston Celtics Limited Partnership II -
    General Partner                                        (246,426)         (307,387)
    Limited Partner                                     (81,478,542)      (87,513,679)
                                                       ------------------------------
                                                        (81,724,968)      (87,821,066)
  Celtics Limited Partnership - General Partner             332,872           270,227
  Celtics Pride GP - General Partner                          1,070             1,008
  Other comprehensive loss                                                   (232,350)
                                                       ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                       (81,391,026)      (87,782,181)
                                                       ------------------------------
                                                       $  1,258,329      $    979,731
                                                       ==============================

See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Consolidated Statements of Operations

<CAPION>

                                                                               For the Year Ended
                                                                  ---------------------------------------------
                                                                    June 30,         June 30,         June 30,
                                                                      2002             2001             2000
                                                                    --------         --------         --------

Equity in net income of Celtics Basketball Holdings, L.P.         $11,088,839      $ 4,190,982      $ 4,353,162

Costs and expenses:
  General and administrative                                          232,717        3,332,904        1,645,329
  Amortization                                                         68,104           61,841           47,114
                                                                  ---------------------------------------------
                                                                      300,821        3,394,745        1,692,443
                                                                  ---------------------------------------------
                                                                   10,788,018          796,237        2,660,719
Interest expense                                                   (4,639,799)      (5,673,699)      (7,151,884)
Interest income                                                        58,845        2,055,088        5,270,020
                                                                  ---------------------------------------------
Income (loss) before income taxes                                   6,207,064       (2,822,374)         778,855
Provision for income taxes                                                             300,000        1,800,000
                                                                  ---------------------------------------------
Net income (loss)                                                   6,207,064       (3,122,374)      (1,021,145)
Net income (loss) applicable to interests of
 General Partners                                                     171,927         (619,359)          34,088
                                                                  ---------------------------------------------
Net income (loss) applicable to interest of Limited Partner       $ 6,035,137      $(2,503,015)     $(1,055,233)
                                                                  =============================================


See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)


                                                                           Limited Partner
                                                           ----------------------------------------------
                                                               Total            Units           Amount
                                                               -----            -----           ------

BALANCE AT JUNE 30, 1999                                   $(40,943,750)      2,703,664      $(41,941,856)
Net income (loss)                                            (1,021,145)                       (1,055,233)
Distribution of receivable to Boston Celtics
 Limited Partnership                                         (4,330,837)                       (4,330,837)
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc. (General
 Partner's share)                                               (43,746)
                                                           ----------------------------------------------
BALANCE AT JUNE 30, 2000                                    (46,339,478)      2,703,664       (47,327,926)
Comprehensive income (loss)
  Net income (loss)                                          (3,122,374)                       (2,503,015)
  Unrealized loss on interest rate cap agreement               (232,350)
                                                           ------------
Total comprehensive loss                                     (3,354,724)
Cash distribution paid by Celtics Limited Partnership
 to Boston Celtics Corporation (General Partner's share)        (38,449)
Cash distribution by Boston Celtics Limited
 Partnership II                                                 (53,177)                          (52,645)
Cash distribution by Boston Celtics Communications
 Limited Partnership to Celtics Communications, Inc.
 (General Partner's share)                                       (5,336)
Distribution by Boston Celtics Limited Partnership II
 to Boston Celtics Limited Partnership of investment
 in BCCLP Holding Corporation and bank loan                 (37,629,135)                      (37,630,093)

Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc. (General
 Partner's share)                                              (361,882)
                                                           ----------------------------------------------
BALANCE AT JUNE 30, 2001                                    (87,782,181)      2,703,664       (87,513,679)
Comprehensive income
  Net income                                                  6,207,064                         6,035,137
  Unrealized gain on interest rate cap agreement                232,350
                                                           ------------
Total comprehensive income                                    6,439,414
Cash distribution paid by Celtics Limited Partnership
 to Boston Celtics Corporation (General Partner's share)        (48,211)
Cash distribution by Celtics Pride GP to Celtics Capital
 Corporation (General Partner's share)                              (48)
                                                           ----------------------------------------------
BALANCE AT JUNE 30, 2002                                   $(81,391,026)      2,703,664      $(81,478,542)
                                                           ==============================================

See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
           Consolidated Statements of Partners' Capital (Deficit)
                                 (continued)


                                                                            General Partners' Interests
                                                   -----------------------------------------------------------------------------
                                                                                                         Boston
                                                                 Boston                                  Celtics          Other
                                                                 Celtics                                 Communi-        Compre-
                                                                 Limited       Celtics                   cations         hensive
                                                               Partnership     Limited      Celtics      Limited         Income
                                                     Total          II       Partnership    Pride GP   Partnership       (Loss)
                                                     -----     -----------   -----------    --------   -----------       -------

BALANCE AT JUNE 30, 1999                           $ 998,106     $ 133,234     $223,298                  $641,574
Net income (loss)                                     34,088        (9,783)      43,491                       380
Distribution of receivable to Boston Celtics
 Limited Partnership
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc. (General
 Partner's share)                                    (43,746)      (43,746)
                                                   -----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                             988,448        79,705      266,789                   641,954
Comprehensive income (loss)
  Net income (loss)                                 (619,359)      (24,678)      41,887      $   50      (636,618)
  Unrealized loss on interest rate cap agreement                                                                      $(232,350)
Total comprehensive loss
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics
 Corporation (General Partner's share)               (38,449)                   (38,449)
Cash distribution by Boston Celtics Limited
 Partnership II                                         (532)         (532)
Cash distribution by Boston Celtics
 Communications Limited Partnership to
 Celtics Communications, Inc. (General
 Partner's share)                                     (5,336)                                              (5,336)
Distribution by Boston Celtics Limited
 Partnership II to Boston Celtics Limited
 Partnership of investment in BCCLP Holding
 Corporation and bank loan                               958                                    958
Cash distribution by Boston Celtics Limited
 Partnership II to BCLP II GP, Inc. (General
 Partner's share)                                   (361,882)     (361,882)
                                                   -----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                             (36,152)     (307,387)     270,227       1,008             0       (232,350)
Comprehensive income
  Net income                                         171,927        60,961      110,856         110
  Unrealized gain on interest rate cap agreement                                                                         232,350
Total comprehensive income
Cash distribution paid by Celtics Limited
 Partnership to Boston Celtics Corporation
 (General Partner's share)                           (48,211)                   (48,211)
Cash distribution by Celtics Pride GP to
 Celtics Capital Corporation (General
 Partner's share)                                        (48)                                   (48)
                                                   -----------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                           $  87,516     $(246,426)    $332,872      $1,070      $      0      $       0
                                                   =============================================================================

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                                  For the Year Ended
                                                   ---------------------------------------------------
                                                     June 30,           June 30,            June 30,
                                                       2002               2001                2000
                                                     --------           --------            --------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses              $  (238,513)      $  (2,800,258)      $  (3,336,752)
  Interest expense                                  (4,254,689)         (5,189,457)         (6,746,681)
  Interest income                                       58,844           2,069,726           4,970,912
  Income taxes paid                                                       (562,000)         (1,673,854)

                                                   ---------------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES         (4,434,358)         (6,481,989)         (6,786,375)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of short-term investments                                 (232,840,000)       (648,600,000)
  Proceeds from sales of short-term investments                        233,940,000         648,700,000
  Capital expenditures                                                        (829)             (7,688)
  Other receipts (expenditures)                                            (12,858)             20,778
                                                   ---------------------------------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                 1,086,313             113,090

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                              7,500,000
  Proceeds from note payable to related party                            3,000,000
  Distribution by Boston Celtics Limited
   Partnership II to Boston Celtics Limited
   Partnership of investment in BCCLP Holding
   Corporation                                                          (3,550,980)
  Cash distribution from Celtics Basketball
   Holdings, L.P.                                    4,831,184           3,864,947
  Cash distribution by Celtics Limited
   Partnership to Boston Celtics
   Corporation (General Partner's share)               (48,211)            (38,449)
  Cash distribution by Celtics Pride GP to
   Celtics Capital Corporation (General
   Partner's share)                                        (48)
  Cash distribution by Boston Celtics
   Communications Limited Partnership to
   Celtics Communications, Inc. (General
   Partner's share)                                                         (5,336)
  Cash distribution by Boston Celtics Limited
   Partnership II to Boston Celtics Limited
   Partnership                                                             (52,645)
  Cash distribution by Boston Celtics Limited
   Partnership II to BCLP II GP, Inc. (General
   Partner's Share)                                                       (371,299)            (34,861)
                                                   ---------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES             4,782,925           2,846,238           7,465,139
                                                   ---------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           348,567          (2,549,438)            791,854
Cash and cash equivalents at beginning of year         839,962           3,389,400           2,597,546
                                                   ---------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR           $ 1,188,529       $     839,962       $   3,389,400
                                                   ===================================================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                         $   425,924       $     420,686       $     404,923
  Distribution of amount due from related party
   to Boston Celtics Limited Partnership                                                 $   4,330,837
  Accrued distribution to BCLP II GP, Inc.                                               $       8,885

See notes to consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note A - Basis of Presentation

Principles of Consolidation: The consolidated financial statements include the accounts of Boston Celtics Limited Partnership II ("BCLP II," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships: Celtics Limited Partnership ("CLP"), Celtics Pride GP ("Celtics Pride") and Celtics Investments, Inc. ("CII"). All intercompany transactions are eliminated in consolidation.

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

Prior to the Reorganization, BCLP II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team of the National Basketball Association (the "Boston Celtics") and held investments. The Boston Celtics were owned by CLP, in which BCLP II has a 99% limited partnership interest.

Upon completion of the Reorganization, the Boston Celtics are owned and operated by Celtics Basketball, L.P. ("Celtics Basketball"), a subsidiary of Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings"). BCLP II, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Celtics Basketball Holdings. Accordingly, effective June 30, 1998, BCLP II's interest in the accounts and operations of the Boston Celtics is reflected in its investment in Celtics Basketball Holdings which, under the equity method, is carried at cost, increased by equity in the earnings of Celtics Basketball Holdings and reduced by distributions received.

Note B - Significant Accounting Policies

Cash Equivalents: Cash equivalents represent investments with maturities at date of purchase of three months or less.

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

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents. The Partnership's cash equivalents represent investments with relatively short maturities in the securities of highly rated financial institutions and United States government entities.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives from three to five years using straight line or accelerated methods of depreciation as appropriate.

Financial Instruments: In the fiscal year ended June 30, 2001, the Partnership adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The Statement requires that all derivatives are recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the hedged assets, liabilities or firm commitments will either be immediately recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Partnership's minimal use of derivatives, the adoption of the new Statement did not have a significant effect on earnings or the financial position of the Partnership.

In November 2000, in order to fix the interest rate on the debt described in Note E, BCLP II entered into an interest rate cap agreement with a notional amount of $10,000,000, which expired in May 2002. The fixed interest rate on this contract was 6.65%. The interest rate differential was recognized as an adjustment to interest expense.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note B - Significant Accounting Policies (continued)

The carrying value of financial instruments such as cash equivalents and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of the note payable to bank approximates its fair value because the interest rate fluctuates with market rates. The carrying value of the subordinated debentures approximates its fair value based on the trading price of the subordinated debentures at June 30, 2002.

Income Taxes: No provision for income taxes is required by the Partnership as its income and expenses are taxable to or deductible by its partners. CII, a wholly owned subsidiary corporation of the Partnership, and Celtics Capital Corporation ("CCC") and BCCLP Holding Corporation ("BCCLP Holdings"), wholly owned subsidiary corporations of the Partnership prior to their distribution to Boston Celtics Limited Partnership on October 31, 2000 (see Note C - Investment in BCCLP Holding Corporation), are subject to income taxes and report their income tax provision, including the income (losses) of Boston Celtics Communications Limited Partnership ("BCCLP"), a former subsidiary partnership, using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income: The Partnership adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in the fiscal year ended June 30, 1999. The Partnership's comprehensive income
(loss) is comprised of net income (loss) and unrealized gains and losses on interest rate cap agreements.

Note C - Investment in BCCLP Holding Corporation

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

Note D - Investment in Capital Deficiency of Celtics Basketball Holdings,
L.P.

BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, its 99.999% subsidiary partnership, owns and operates the Boston Celtics professional basketball team of the National Basketball Association. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method and, accordingly, the investment is carried at cost, increased by equity in the earnings of Celtics Basketball Holdings and reduced by distributions received.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note D - Investment in Capital Deficiency of Celtics Basketball Holdings, L.P. (continued)

Summary balance sheet and income statement data for Celtics Basketball Holdings is as follows (amounts in thousands):


                                                      June 30,
                                                --------------------
                                                  2002         2001
                                                  ----         ----

Current assets                                  $28,103      $16,424
Current liabilities                              28,166       31,232
Total assets                                     37,391       26,161
Notes payable to bank - noncurrent portion       50,000       50,000
Deferred game revenues - noncurrent portion       2,545
Deferred compensation - noncurrent portion        3,981        5,183
Partners' capital (deficit)                     (47,301)     (60,254)


                                           For the Year Ended June 30,
                                        ---------------------------------
                                          2002         2001         2000
                                          ----         ----         ----

Total revenues                          $99,476      $82,438      $80,136
Total costs and expenses                (73,748)     (71,594)     (69,390)
Interest and other expense, net          (2,775)      (2,169)      (1,735)
                                        ---------------------------------
Net income                              $22,953      $ 8,675      $ 9,011
                                        =================================

Note E - Notes Payable

On May 20, 1998, the Partnership entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (2.8% at June 30, 2002). The Partnership borrowed $30,000,000 under the revolving credit agreement in fiscal 1998, borrowed an additional $22,500,000 in fiscal 1999, and borrowed the remaining $7,500,000 available under the revolving line of credit in fiscal 2000. On October 31, 2000, as more fully described in Note C - Investment in BCCLP Holdings, BCLP assumed all of the Partnership's liability for borrowings under its revolving credit agreement aggregating $50,000,000, and the Partnership issued a note payable to BCLP II GP, Inc., its general partner, in the amount of $361,882. The note accrued interest at 7% annually, and was paid in full on June 26, 2001.

As a result, subsequent to BCLP's assumption of $50,000,000 of borrowings, $10,000,000 was outstanding under the revolving credit agreement. On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the agreement to $10,000,000. The agreement matures on June 30, 2003.

The revolving credit agreement is secured by a pledge of certain short-term investments of CCC, an indirect subsidiary of BCLP. The revolving credit agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type. BCLP II was in compliance with these restrictions, provisions and covenants at June 30, 2002.

In June 2001, the Partnership borrowed $3,000,000 from CCC. Interest under this note accrues at 8.75%, and the note is payable on September 30, 2003. The note is subordinate to the note payable to bank and the subordinated debentures.

Interest charged to operations in connection with borrowings under the revolving credit agreement and the notes payable to CCC and BCLP II GP, Inc. amounted to $970,000, $2,009,000 and $3,503,000 in the years ended June 30, 2002, 2001 and 2000, respectively.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note F - Subordinated Debentures

In connection with the Reorganization, BCLP II distributed 6% Subordinated Debentures to certain former holders of BCLP II units. One $20 face value Subordinated Debenture was distributed for each BCLP II unit with respect to which a BCLP II Unitholder elected to receive Subordinated Debentures. In the Reorganization, BCLP II Unitholders elected to receive Subordinated Debentures with respect to 2,703,664 former BCLP II units, for an aggregate principal obligation of $54,073,280.

The Subordinated Debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the Subordinated Debentures using the interest method and, accordingly, the Subordinated Debentures are valued at $34,636,305 at June 30, 2002.

The Subordinated Debentures bear interest at the rate of 6% per annum, payable annually commencing June 30, 1999, and mature on June 30, 2038. There is no mandatory redemption or sinking fund requirement relating to the Subordinated Debentures.

Interest charged to operations in connection with the Subordinated Debentures, including amortization of the original issue discount, amounted to $3,670,000, $3,664,000 and $3,649,000 in the fiscal years ended June 30,
2002, 2001 and 2000, respectively.

Note G - Related Party Transactions

Boston Celtics Corporation, the general partner of Celtics Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $933,000, $750,000 and $935,000 were charged to Celtics Basketball's operations in the years ended June 30, 2002, 2001 and 2000, respectively.

On June 30, 1998, BCLP II entered into a management services agreement by and between, among others, BCLP, Castle Creek and Celtics Basketball. The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP received reimbursements from Celtics Basketball and Castle Creek in the amounts of $142,000 and $155,000, respectively, in the fiscal year ended June 30, 2002 and $71,000 and $69,000, respectively, in the fiscal year ended June 30, 2001. Celtics Basketball received reimbursements from Castle Creek in the amounts of $10,000 and $2,000 in the fiscal years ended June 30, 2002 and 2001, respectively. BCLP II received reimbursements from Celtics Basketball and Castle Creek in the amounts of $449,000 and $82,000, respectively, in the fiscal year ended June 30, 2001, and $687,000 and $903,000, respectively, in the fiscal year ended June 30, 2000 for services provided under this agreement.

Note H - Commitments and Contingencies

In July and August 1998, four separate class action complaints (the "Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP II, its former general partner (Celtics, Inc.), and certain directors or former directors of Celtics, Inc. Each of the Complaints alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. The Partnership filed a Motion to Dismiss one of the complaints on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, the Partnership's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended Complaint. On October 1, 1999, the Partnership filed an answer to the Complaint.

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

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note H - Commitments and Contingencies (continued)

Under the terms of the Collective Bargaining Agreement between the NBA and the NBA Players Association, the 2001-02 NBA season was the first in which a luxury tax and escrow system with respect to player salaries was in effect. As of June 30, 2002, the luxury tax and escrow system did not, and based on currently available information, is not expected to have a material adverse effect on the Partnership's financial position or results of operations.

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. Celtics Basketball does not pay rent under its lease agreements related to the FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2010-11 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions.

Note I - Cash Flows

Reconciliations of net income (loss) to net cash flows used in operating activities are as follows (in thousands):


                                                                           Year Ended June 30,
                                                                  ------------------------------------
                                                                    2002           2001          2000
                                                                    ----           ----          ----

Net income (loss)                                                 $  6,207       $(3,122)      $(1,021)
Items not affecting cash flows used in operating activities:
  Amortization                                                          68            62            47
  Amortization of original issue discount on Subordinated
   Debentures                                                          426           421           405
  Equity in net income of Celtics Basketball Holdings, L.P.        (11,089)       (4,191)       (4,353)
  Write-off of intangible assets related to liquidated
   subsidiary partnership                                                            607
  Changes in:
    Accrued interest receivable                                                       17          (303)
    Accounts receivable                                                 (1)           11        (2,281)
    Accounts payable and accrued expenses                              (45)         (287)          720
                                                                  ------------------------------------
Net cash flows used in operating activities                       $ (4,434)      $(6,482)      $(6,786)
                                                                  ====================================

Note J - Quarterly Results (Unaudited)

A summary of operating results for the quarterly periods in the fiscal years ended June 30, 2002 and 2001 is set forth below (in thousands):


                                                                   Quarter Ended
                                              ---------------------------------------------------
                                              September 30,   December 31,   March 31,   June 30,
                                                  2001           2001          2002        2002       Total
                                              -------------   ------------   ---------   --------     -----

Year Ended June 30, 2002:
  Net income (loss)                             $(2,695)        $2,225        $4,880      $1,797      $6,207
  Net income (loss) applicable to Limited
   Partners                                      (2,654)         2,169         4,771       1,749       6,035


                                                                   Quarter Ended
                                              ---------------------------------------------------
                                              September 30,   December 31,   March 31,   June 30,
                                                  2000           2000          2001        2001       Total
                                              -------------   ------------   ---------   --------     -----

Year Ended June 30, 2001:
  Net income (loss)                             $(2,840)        $(1,171)      $1,748      $(859)      $(3,122)
  Net income (loss) applicable to Limited
   Partners                                      (2,796)         (1,176)       1,701       (232)       (2,503)


                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                 Notes to Consolidated Financial Statements

Note K - Income Taxes

Components of deferred tax liabilities and assets at June 30 are as follows (in thousands):


                                                                                 June 30,
                                                                    ------------------------------------
                                                                      2002          2001          2000
                                                                      ----          ----          ----

Deferred tax liabilities:
  Financial basis in excess of tax basis of assets related
   to restructuring of BCCLP completed in 1996                      $ 14,100      $ 14,100      $ 20,100
  Less amount assumed by Castle Creek Partners, L.P. as a
   result of indemnities in the Merger Agreement of the
   Reorganization                                                     (7,288)       (7,288)      (10,389)
                                                                    ------------------------------------

Total deferred tax liabilities                                      $  6,812      $  6,812      $  9,711
                                                                    ====================================

The deferred tax liabilities at June 30, 2002, 2001 and 2000 represent the tax-effected difference between the tax and financial statement bases of the net assets of BCCLP Holdings and CII, and relate to BCCLP Holdings or subsidiary partnerships BCCLP and Boston Celtics Broadcasting Limited Partnership ("BCBLP").

At June 30, 2002, the tax bases of the assets and liabilities of BCLP II and its subsidiaries exceeded their financial statement bases by approximately $80,269,000, consisting primarily of a step-up in basis in connection with Unit redemptions $(54,099,000), difference between tax and financial statement basis of the investment in Celtics Basketball Holdings $(23,759,000), original issue discount on the Subordinated Debentures $(1,421,000) and intangible assets $(990,000). No deferred tax asset has been provided for these differences because BCLP II and its subsidiary partnerships are not subject to income taxes.

The provision for income taxes included in the consolidated statements of operations consists of the following (in thousands):



                    Year Ended June 30,
                   ----------------------
                   2002    2001     2000
                   ----    ----     ----

      Current:
        Federal            $200    $1,369
        State               100       431
                    ---------------------
                    $0     $300    $1,800
                    =====================

A reconciliation of taxes at the statutory federal income tax rate applied to reported pre-tax income (loss) of BCLP II's wholly owned taxable subsidiary corporations that file tax returns separate from those of BCLP II, which amounted to $15,000 in 2002, $(355,000) in 2001 and $4,027,000 in
2000, to the tax provision is (in thousands):


                                                                   Year Ended June 30,
                                                              ----------------------------
                                                              2002        2001        2000
                                                              ----        ----        ----

Tax (benefit) at statutory federal income tax rate            $5         $(120)      $1,369
State income taxes, net of federal tax benefit                 1            63          410
Amounts not deductible for tax purposes                       (6)          357           21
                                                              -----------------------------
Tax provision                                                 $0         $ 300       $1,800
                                                              =============================

Note L -- Subsequent Events

On September 13, 2002, BCLP II repaid all amounts advanced under the revolving credit agreement with its commercial bank.

On September 27, 2002, Celtics Basketball, the Partnership's 48.3% owned, indirect subsidiary, entered into an Asset Purchase and Sale Agreement with Lake Carnegie, LLC (the "Asset Purchase Agreement"), pursuant to which Lake Carnegie, LLC ("Lake Carnegie") will pay to Celtics Basketball an aggregate amount of $360 million in cash consideration for all assets relating to the Boston Celtics (of which $50 million will be used to repay outstanding bank borrowings) and will assume the liabilities relating to the Boston Celtics. The transaction is subject to National Basketball Association approval and customary closing conditions. The transaction is expected to close before December 31, 2002.

                       Report of Independent Auditors

To the General Partner
Celtics Basketball Holdings, L.P.

We have audited the accompanying consolidated balance sheets of Celtics Basketball Holdings, L.P. and Subsidiary as of June 30, 2002 and 2001, and the related consolidated income statements, statements of partners' capital (deficit) and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celtics Basketball Holdings, L.P. and Subsidiary at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                       /s/ Ernst & Young LLP
                                       ---------------------

Boston, Massachusetts
August 23, 2002, except for Note L,
 as to which the date is September 27, 2002

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                         Consolidated Balance Sheets


                                                         June 30,          June 30,
ASSETS                                                     2002              2001
                                                         --------          --------

CURRENT ASSETS
  Cash and cash equivalents                            $ 14,229,725      $ 12,572,324
  Accounts receivable                                    13,496,504         3,250,212
  Prepaid expenses and other current assets                 376,874           601,184
                                                       ------------------------------
      TOTAL CURRENT ASSETS                               28,103,103        16,423,720

PROPERTY AND EQUIPMENT, net                               1,219,918         1,200,556
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of
 accumulated amortization of $2,776,318 in 2002
 and 2001                                                 3,393,263         3,393,263
INVESTMENTS IN NBA-RELATED ENTITIES                       4,553,650         4,967,749
OTHER ASSETS                                                121,216           175,731
                                                       ------------------------------
                                                       $ 37,391,150      $ 26,161,019
                                                       ==============================

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                $ 21,681,113      $ 23,506,664
  Deferred game revenues - current portion                5,248,801         6,498,726
  Deferred compensation - current portion                 1,236,150         1,226,316
                                                       ------------------------------
TOTAL CURRENT LIABILITIES                                28,166,064        31,231,706

NOTES PAYABLE TO BANK                                    50,000,000        50,000,000
DEFERRED GAME REVENUES - noncurrent portion               2,545,177
DEFERRED COMPENSATION - noncurrent portion                3,980,786         5,182,821

PARTNERS' CAPITAL (DEFICIT)
  Celtics Basketball Holdings, L.P. -
   General Partner                                            1,145             1,015
    Celtics Pride GP - Limited Partner                  (22,853,518)      (29,111,174)
    Castle Creek Partners, L.P. - Limited Partner       (24,449,715)      (31,144,430)
                                                       ------------------------------
                                                        (47,302,088)      (60,254,589)
  Celtics Basketball, L.P. - General Partner                  1,211             1,081
                                                       ------------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                       (47,300,877)      (60,253,508)
                                                       ------------------------------
                                                       $ 37,391,150      $ 26,161,019
                                                       ==============================


See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                       Consolidated Income Statements

<CAPION>

                                                                               For the Year Ended
                                                                  ---------------------------------------------
                                                                    June 30,         June 30,         June 30,
                                                                      2002             2001             2000
                                                                    --------         --------         --------

Revenues:
  Basketball regular season -
    Ticket sales                                                  $36,507,205      $35,830,050      $39,393,990
    Television and radio broadcast rights fees                     42,635,323       37,694,822       33,115,930
    Other, principally promotional advertising                     10,405,647        8,913,235        7,625,721
  Basketball playoffs -
    Ticket sales                                                    8,956,600
    Television and radio broadcast rights fees                        970,811
                                                                  ---------------------------------------------
                                                                   99,475,586       82,438,107       80,135,641
Costs and expenses:
  Basketball regular season -
    Team                                                           55,201,790       59,176,534       56,664,039
    Game                                                            2,585,373        2,454,128        2,673,269
  Basketball playoffs                                               5,538,582
  General and administrative                                        5,084,357        4,520,516        5,119,684
  Selling and promotional                                           4,907,810        4,935,160        4,427,810
  Depreciation                                                        426,349          350,275          347,471
  Amortization of NBA franchise and other intangible assets             3,858          157,819          157,727
                                                                  ---------------------------------------------
                                                                   73,748,119       71,594,432       69,390,000
                                                                  ---------------------------------------------
                                                                   25,727,467       10,843,675       10,745,641
Equity in net income of NBA-related entities                          321,694          704,329        1,113,363
Interest expense                                                   (3,258,215)      (3,299,931)      (3,393,910)
Interest income                                                       161,685          426,781          545,456
                                                                  ---------------------------------------------

Net income                                                         22,952,631        8,674,854        9,010,550
Net income applicable to interests of General Partners                    460              174              180
                                                                  ---------------------------------------------

Net income applicable to interests of Limited Partners            $22,952,171       $8,674,680       $9,010,370
                                                                  =============================================

See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
           Consolidated Statements of Partners' Capital (Deficit)



                                                                              Limited Partners
                                                             ----------------------------------------------------
                                                                                                    Castle Creek
                                              Total              Total        Celtics Pride GP     Partners, L.P.
                                              -----              -----        ----------------     --------------

BALANCE AT JUNE 30, 1999                  $(69,938,912)      $(69,940,814)      $(33,790,372)      $(36,150,442)
Net income                                   9,010,550          9,010,370          4,353,163          4,657,207
                                          ---------------------------------------------------------------------
BALANCE AT JUNE 30, 2000                   (60,928,362)       (60,930,444)       (29,437,209)       (31,493,235)
Net income                                   8,674,854          8,674,680          4,190,982          4,483,698
Distributions to partners                   (8,000,000)        (7,999,840)        (3,864,947)        (4,134,893)
                                          ---------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                   (60,253,508)       (60,255,604)       (29,111,174)       (31,144,430)
Net income                                  22,952,631         22,952,171         11,088,840         11,863,331
Distributions to partners                  (10,000,000)        (9,999,800)        (4,831,184)        (5,168,616)
                                          ---------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                  $(47,300,877)      $(47,303,233)      $(22,853,518)      $(24,449,715)
                                          =====================================================================

See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
           Consolidated Statements of Partners' Capital (Deficit)
                                 (continued)


                                                        General Partners
                                          --------------------------------------------
                                                      Celtics
                                                     Basketball           Celtics
                                          Total     Holdings, L.P.    Basketball, L.P.
                                          -----     --------------    ----------------


BALANCE AT JUNE 30, 1999                  $1,902        $  918             $  984
Net income                                   180            90                 90
                                          ---------------------------------------
BALANCE AT JUNE 30, 2000                   2,082         1,008              1,074
Net income                                   174            87                 87
Distributions to partners                   (160)          (80)               (80)
                                          ---------------------------------------
BALANCE AT JUNE 30, 2001                   2,096         1,015              1,081
Net income                                   460           230                230
Distributions to partners                   (200)         (100)              (100)
                                          ---------------------------------------
BALANCE AT JUNE 30, 2002                  $2,356        $1,145             $1,211
                                          =======================================

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                    Consolidated Statements of Cash Flows


                                                                    For the Year Ended
                                                     --------------------------------------------------
                                                       June 30,           June 30,           June 30,
                                                         2002               2001               2000
                                                       --------           --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Receipts:
    Basketball regular season receipts:
      Ticket sales                                   $ 35,269,695      $ 34,429,762      $ 37,851,382
      Television and radio broadcast rights fees       36,372,747        38,189,161        28,073,853
      Other, principally promotional advertising       13,864,212         9,846,788         8,308,425
    Basketball playoff receipts                         8,629,278
                                                     ------------------------------------------------
                                                       94,135,932        82,465,711        74,233,660
  Costs and expenses:
    Basketball regular season expenditures:
      Team expenses                                    61,643,114        59,979,781        46,886,860
      Game expenses                                     2,726,186         2,313,976         2,672,159
    Basketball playoff expenditures                     4,045,803
    General and administrative expenses                 5,123,661         5,217,909         5,048,493
    Selling and promotional expenses                    5,012,328         5,105,547         4,059,498
                                                     ------------------------------------------------
                                                       78,551,092        72,617,213        58,667,010
                                                     ------------------------------------------------
                                                       15,584,840         9,848,498        15,566,650
  Interest expense                                     (3,188,681)       (3,188,681)       (3,293,740)
  Interest income                                         140,140           397,407           515,456
  Payment of deferred compensation                     (1,117,778)       (1,191,110)       (1,286,370)
                                                     ------------------------------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES               11,418,521         5,866,114        11,501,996

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Distributions from NBA-related entities                 735,793
  Capital expenditures                                   (445,710)         (406,046)         (144,541)
  Other receipts (expenditures)                           (51,203)          170,624           309,664
                                                     ------------------------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES        238,880          (235,422)          165,123

CASH FLOWS USED IN FINANCING ACTIVITIES
  Proceeds from bank borrowings                                                             7,000,000
  Payment of bank borrowings                                                               (7,000,000)
  Cash distribution to Boston Celtics Corporation            (200)             (160)
  Cash distribution to Castle Creek Partners, L.P.     (5,168,616)       (4,134,893)
  Cash distribution to Celtics Pride G.P.              (4,831,184)       (3,864,947)
                                                     ------------------------------------------------
NET CASH FLOWS USED IN FINANCING ACTIVITIES           (10,000,000)       (8,000,000)               --
                                                     ------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            1,657,401        (2,369,308)       11,667,119
Cash and cash equivalents at beginning of year         12,572,324        14,941,632         3,274,513
                                                     ------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $ 14,229,725      $ 12,572,324      $ 14,941,632
                                                     ================================================

See notes to consolidated financial statements.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                 Notes to Consolidated Financial Statements

Note A - Basis of Presentation

Principles of Consolidation: Celtics Basketball Holdings, L.P. ("Celtics Basketball Holdings," or the "Partnership"), a Delaware limited partnership, through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% owned subsidiary, owns and operates the Boston Celtics professional basketball team of the National Basketball Association (the "Boston Celtics"). The consolidated financial statements include the accounts of Celtics Basketball Holdings and Celtics Basketball. All intercompany transactions are eliminated in consolidation.

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

The Boston Celtics and the NBA have entered into long-term agreements with various broadcast partners to license the national and local broadcast of NBA games. These agreements provide for future cash obligations on the part of the broadcast partners that represent a significant portion of the Partnership's current and future revenues. The ability of the Partnership's broadcast partners to fulfill these cash obligations will have a material impact on its future cash flows and results of operations.

Financial Instruments: The carrying value of financial instruments such as cash equivalents, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of from three to ten years using straight line or accelerated methods of depreciation as appropriate. Leasehold improvements are depreciated over the lesser of the remaining lives of the leases or the assets.

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

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                 Notes to Consolidated Financial Statements

Note B - Significant Accounting Policies (continued)

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

Accounting for Derivatives and Hedging Activities: The Partnership adopted Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, in the year ended June 30, 2001. Because of the Partnership's minimal use of derivatives, the adoption of the new Statement did not have a significant effect on the results of operations or the financial position of the Partnership.

Franchise and Other Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets, including the NBA franchise, deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Partnership adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $154,000 in fiscal 2002. No impairment was indicated in connection with the Partnership's annual impairment tests of the NBA franchise as of June 30, 2002.

Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

Note C - Property and Equipment

Property and equipment are summarized as follows:


                                                    June 30,
                                           --------------------------
                                              2002            2001
                                              ----            ----

Leasehold improvements                     $1,872,797      $1,585,707
Furniture, fixtures and equipment           1,645,010       1,486,389
                                           --------------------------
                                            3,517,807       3,072,096
Less accumulated depreciation               2,297,889       1,871,540
                                           --------------------------
Net property and equipment                 $1,219,918      $1,200,556
                                           ==========================

Note D - Investments in NBA-Related Entities

Celtics Basketball owns a 3.45% interest in each of NBA Media Ventures, LLC ("NBA Media Ventures"), NBA Development, LLC ("NBA Development") and NBDL Holdings LLC ("NBDL Holdings"), each of which is owned equally by the 29 NBA men's member clubs (the "members"). NBA Media Ventures pools all of the fees that its members are entitled to receive under their respective market extension agreements. In addition, NBA Media Ventures is engaged in the sale of nationally syndicated radio broadcast rights of NBA games, licenses direct broadcast satellite services and operates the NBA's retail store. NBA Development operates a league of women's professional basketball teams. NBDL Holdings operates a league of men's professional minor league basketball teams. Celtics Basketball's investments in NBA Media Ventures, NBA Development and NBDL Holdings are accounted for on the equity method.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                 Notes to Consolidated Financial Statements

Note E - Deferred Compensation

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:


Years ending June 30, 2003                       $1,236,000
                      2004                        1,209,000
                      2005                          981,000
                      2006                          966,000
                      2007                          370,000
                      2008 and thereafter           455,000
                                                 ----------
                                                 $5,217,000
                                                 ==========

Note F - Notes Payable

Notes payable to bank represents outstanding borrowings under a $60,000,000 credit facility dated December 15, 1997 between Celtics Basketball and its commercial bank. The credit agreement, which was originally entered into by CLP and contributed to Celtics Basketball on June 30, 1998, consists of a $50,000,000 term loan and a $10,000,000 revolving line of credit. As of June 30, 2002, no borrowings were outstanding against the $10,000,000 revolving line of credit.

Under the terms of the $50,000,000 term loan agreement, interest is payable quarterly in arrears at a fixed annual rate of 6.29% from December 15, 1997 through September 30, 2006. The principal amount of the loan is payable in full on September 30, 2006, the maturity date of the loan.

The $10,000,000 revolving line of credit agreement expires on December 15, 2002, with two automatic one-year extensions cancelable at the option of the commercial bank. Interest on any borrowings under the revolving line of credit accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50% (2.54% at June 30, 2002).

Interest charged to operations in connection with the term loan and revolving line of credit amounted to $3,189,000, $3,189,000 and $3,294,000 in the years ended June 30, 2002, 2001 and 2000, respectively.

Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of Celtics Basketball. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type. Celtics Basketball was in compliance with these restrictions, provisions and covenants at June 30, 2002.

Note G - Related Party Transactions

Boston Celtics Corporation, the general partner of CLP, Celtics Basketball Holdings and Celtics Basketball, receives a base management fee of $750,000 per annum, subject to increases based on annual cash flows from basketball operations. Management fees of $933,000, $750,000 and $935,000 were charged to Celtics Basketball's operations in the years ended June 30, 2002, 2001 and 2000, respectively.

On June 30, 1998, Celtics Basketball entered into a management services agreement by and between, among others, BCLP, BCLP II and Castle Creek.
The agreement provides that these entities will provide certain management and corporate services on behalf of the other entities, and will charge a fee for these services based on the cost of the actual services. BCLP received reimbursements from Celtics Basketball in the amount of $142,000 and $71,000 in the fiscal years ended June 30, 2002 and 2001, respectively. Celtics Basketball received reimbursements from Castle Creek in the amounts of $10,000 and $2,000 in the fiscal years ended June 30, 2002 and 2001, respectively. BCLP II received reimbursements from Celtics Basketball in the amount of $449,000 and $687,000 in the fiscal years ended June 30, 2001 and 2000, respectively, for services provided under this agreement.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                 Notes to Consolidated Financial Statements

Note H - Commitments and Contingencies

Celtics Basketball has employment agreements with officers, coaches and players of the Boston Celtics basketball team. Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Amounts required to be paid under such contracts in effect as of September 16, 2002, including option years but excluding payments due on deferred compensation arrangements as disclosed in Note E - Deferred Compensation, are as follows:


Years ending June 30, 2003                       $56,565,000
                      2004                        56,834,000
                      2005                        52,467,000
                      2006                        38,568,000
                      2007                        15,102,000
                      Thereafter                  16,360,000

Celtics Basketball maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on management's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

Under the terms of the Collective Bargaining Agreement, the 2001-02 NBA season was the first in which a luxury tax and escrow system with respect to player salaries was in effect. As of June 30, 2002, the luxury tax and escrow system did not, and based on currently available information, is not expected to have a material adverse effect on the Partnership's financial position or results of operations.

Celtics Basketball is committed under noncancelable, long-term operating leases for certain of its facilities and equipment. Rent expense charged to operations amounted to $276,000, $239,000 and $293,000 in the years ended June 30, 2002, 2001 and 2000, respectively. Celtics Basketball does not pay rent under its lease agreements related to the FleetCenter (where the Boston Celtics play all of their home games), which expires after the 2010-11 NBA season, or the practice facility and wellness center, which also includes certain office space, and which expires in 2010. Under the terms of its lease agreement related to the FleetCenter, Celtics Basketball does not share in revenue from food and beverage concessions. Minimum annual payments required under operating leases are as follows:


Years ending June 30, 2003                       $423,000
                      2004                        444,000
                      2005                        465,000
                      2006                        238,000

Note I - Benefit Plans

Celtics Basketball has a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service. Costs of these plans charged to operations amounted to $233,000, $199,000 and $144,000 in the years ended June 30, 2002, 2001 and 2000, respectively.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association. Costs of these plans charged to operations amounted to $1,352,000, $893,000 and $859,000 in the years ended June 30, 2002, 2001 and 2000, respectively.

Note J - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include accrued compensation to players and coaches of $17,052,000 and $19,110,000 at June 30, 2002 and 2001, respectively.

                      CELTICS BASKETBALL HOLDINGS, L.P.
                               and Subsidiary
                 Notes to Consolidated Financial Statements

Note K - Cash Flows

Reconciliations of net income to net cash flows from operating activities are as follows:


                                                                    Year Ended June 30,
                                                      ----------------------------------------------
                                                          2002              2001             2000
                                                          ----              ----             ----

Net income                                            $ 22,952,631      $ 8,674,854      $ 9,010,550
Items not affecting cash flows from operating
 activities:
  Depreciation                                             426,349          350,275          347,471
  Amortization                                               3,858          157,819          157,727
  Equity in net income of NBA-related entities            (321,694)        (704,329)      (1,113,363)
  Changes in:
    Accounts receivable                                (10,124,801)       2,475,876       (4,354,835)
    Prepaid expenses                                       226,407           36,360         (121,482)
    Accounts payable and accrued expenses               (1,829,056)        (972,168)      10,336,481
    Deferred compensation                               (1,192,201)      (1,238,919)      (1,325,234)
    Deferred revenues                                    1,295,252       (2,705,881)      (1,210,982)
  Other                                                    (18,224)        (207,773)        (224,337)
                                                       ---------------------------------------------
Net cash flows from operating activities               $11,418,521      $ 5,866,114      $11,501,996
                                                       =============================================

Note L - Subsequent Events

Celtics Basketball licenses the right to air all Boston Celtics home and away games to Sportschannel New England Limited Partnership ("SNE") (doing business as Fox Sports Net New England) under an agreement that extends through the 2002-03 NBA season, with a right to an additional extension by SNE through the 2005-06 NBA season (the "SNE Agreement"). In July 2002, Celtics Basketball and SNE entered into an agreement to extend the SNE Agreement through the 2016-17 NBA season (the "New SNE Agreement"). The New SNE Agreement provides for annual rights fees that increase ratably over the term of the agreement. Under the New SNE Agreement, SNE paid an initial fee of $30,000,000 (the "Initial Fee") in August 2002, which is refundable on a pro rata basis if SNE terminates the agreement upon a breach by Celtics Basketball of certain terms of the agreement. The Initial Fee will be recorded as revenue ratably in proportion to the annual rights fees over the term of the New SNE Agreement.

On September 27, 2002, the Partnership entered into an Asset Purchase and Sale Agreement with Lake Carnegie, LLC (the "Asset Purchase Agreement"), pursuant to which Lake Carnegie, LLC ("Lake Carnegie") will pay to the Partnership an aggregate amount of $360 million in cash consideration for all assets relating to the Boston Celtics (of which $50 million will be used to repay outstanding bank borrowings) and will assume the liabilities relating to the Boston Celtics. The transaction is subject to National Basketball Association approval and customary closing conditions. The transaction is expected to close before December 31, 2002.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOSTON CELTICS LIMITED PARTNERSHIP

                                       By:  BCLP GP, Inc., General Partner
                                       ------------------------------------

Date:  September 27, 2002              By:  /s/ Paul E. Gaston
                                       ------------------------------------
                                       Paul E. Gaston
                                       Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title*                        Date
---------                 ------                        ----

/s/ Don F. Gaston         Director                      September 27, 2002
----------------------
Don F. Gaston

/s/ Paula B. Gaston       Director                      September 27, 2002
----------------------
Paula B. Gaston

/s/ John B. Marsh, III    Director                      September 27, 2002
----------------------
John B. Marsh, III

/s/ Tedmund W. Pryor      Director                      September 27, 2002
----------------------
Ted Prior

/s/ David A. Splaine      Director                      September 27, 2002
----------------------
David A. Splaine

/s/ Richard G. Pond       Executive Vice President,     September 27, 2002
----------------------    Chief Financial Officer and
Richard G. Pond           Chief Accounting Officer

*     Title indicates position with General Partner.

                                CERTIFICATION

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer, respectively, of the general partners of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II, provides the following certifications required by 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. [Section] 240.13a-14.

Certification of Chief Executive Officer

I, Paul E. Gaston, certify that:

      * I have reviewed this annual report on Form 10-K of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II;

      * Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      * Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  September 27, 2002

/s/  Paul E. Gaston
----------------------------------
Paul E. Gaston
Chief Executive Officer

Certification of Chief Financial Officer

I, Richard G. Pond, certify that:

      * I have reviewed this annual report on Form 10-K of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II;

      * Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      * Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  September 27, 2002

/s/  Richard G. Pond
----------------------------------
Richard G. Pond
Chief Financial Officer