Form 10-Q
period 2002-09-30
BOSTON CELTICS LIMITED PARTNERSHIP /DE/
filed 2002-11-01
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarter Ended September 30, 2002

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

As of September 30, 2002, there were 2,703,664 Units outstanding of Boston Celtics Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Boston Celtics Limited Partnership II.

                       Part I - Financial Information

ITEM 1 - Financial Statements

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                                   September 30,        June 30,
                                                       2002               2002
                                                   -------------        --------
                                                   (Unaudited)

                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $ 11,811,699      $  3,499,387
  Short-term investments                             28,600,000        28,400,000
  Prepaid expenses and other current assets             204,516            28,467
                                                   ------------      ------------
TOTAL CURRENT ASSETS                                 40,616,215        31,927,854

PROPERTY AND EQUIPMENT, net                               5,806             6,696
OTHER ASSETS                                            174,454           252,071
                                                   ------------      ------------
                                                   $ 40,796,475      $ 32,186,621
                                                   ============      ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities   $    328,963      $    125,445
  Accrued interest                                      811,099
  Federal and state income taxes payable              1,162,280         1,162,280
  Notes payable to bank - current portion                              10,000,000
                                                   ------------      ------------
TOTAL CURRENT LIABILITIES                             2,302,342        11,287,725

DEFERRED FEDERAL AND STATE INCOME TAXES               9,710,875         9,710,875
SUBORDINATED DEBENTURES                              34,743,612        34,636,305
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                           43,547,471        22,853,519

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership -
    General Partner                                     135,961           165,699
    Limited Partners                                (49,498,040)      (46,553,948)
                                                   ------------      ------------
                                                    (49,362,079)      (46,388,249)
  Boston Celtics Limited Partnership II -
   General Partner                                     (271,681)         (246,426)
  Celtics Limited Partnership - General Partner         125,935           332,872
                                                   ------------      ------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                   (49,507,825)      (46,301,803)
                                                   ------------      ------------
                                                   $ 40,796,475      $ 32,186,621
                                                   ============      ============

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited

                                                               Three Months Ended
                                                         -------------------------------
                                                         September 30,     September 30,
                                                             2002              2001
                                                         -------------     -------------

Costs and expenses:
  General and administrative                             $  (716,320)      $  (610,494)
  Depreciation and amortization                              (78,505)          (20,211)
                                                         -----------       -----------
                                                            (794,825)         (630,705)
Equity in net loss of Celtics Basketball
 Holdings, L.P.                                           (1,370,425)       (1,448,802)
Interest expense                                          (1,000,590)       (1,106,086)
Interest income                                              153,051           319,763
                                                         -----------       -----------
Net loss                                                  (3,012,789)       (2,865,830)
Net loss applicable to interests of General Partners         (68,697)          (69,541)
                                                         -----------       -----------

Net loss applicable to interests of Limited Partners     $(2,944,092)      $(2,796,289)
                                                         ===========       ===========

Net loss per unit                                        $     (1.09)      $     (1.03)

Weighted average units outstanding                         2,703,664         2,703,664

See notes to condensed consolidated financial statements.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited

                                                                 Three Months Ended
                                                         ----------------------------------
                                                          September 30,       September 30,
                                                              2002                2001
                                                          -------------       -------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                    $    (671,260)      $   (753,802)
  Interest expense                                            (105,496)          (187,833)
  Interest income                                              158,774            361,981
                                                         -------------       ------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                   (617,982)          (579,654)

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of short-term investments                     (112,100,000)       (90,900,000)
  Proceeds from sales of short-term investments            111,900,000         90,500,000
  Other receipts (expenditures)                                                    11,342
                                                         -------------       ------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                   (200,000)          (388,658)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable to bank                       (10,000,000)
  Cash distribution from Celtics Basketball
   Holdings, L.P.                                           19,323,527
  Cash distribution by Celtics Limited
   Partnership to Boston Celtics Corporation
   (General Partner's share)                                  (193,233)
                                                         -------------       ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                     9,130,294                 --
                                                         -------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         8,312,312           (968,312)
  Cash and cash equivalents at beginning of period           3,499,387          3,062,645
                                                         -------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  11,811,699      $   2,094,333
                                                         =============      =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                               $     107,307      $     105,987


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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of BCLP and its subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2002.

Note 3 - The components of comprehensive income (loss) are as follows:

                                                    Three Months Ended
                                             -------------------------------
                                             September 30,     September 30,
                                                 2002              2001
                                             -------------     -------------

Net loss                                     $(3,012,789)      $(2,865,830)
Unrealized loss on interest rate cap
 agreement                                                         (25,528)
                                             -----------       -----------
Total comprehensive loss                     $(3,012,789)      $(2,891,358)
                                             ===========       ===========

Note 4 - BCLP, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the three months ended September 30, 2002 and 2001 is as follows:

                                                    Three Months Ended
                                             -------------------------------
                                             September 30,     September 30,
                                                 2002              2001
                                             -------------     -------------

Total costs and expenses                     $(2,327,000)      $(2,206,000)
Interest income (expense), net                  (510,000)         (793,000)
                                             -----------       -----------
Net loss                                     $(2,837,000)      $(2,999,000)
                                             ===========       ===========

Note 5 - On September 27, 2002, Celtics Basketball, the Partnership's 48.3% owned, indirect subsidiary, entered into an Asset Purchase and Sale Agreement with Lake Carnegie, LLC (the "Asset Purchase Agreement"), pursuant to which Lake Carnegie, LLC ("Lake Carnegie") will pay to Celtics Basketball an aggregate amount of $360 million in cash consideration for all assets relating to the Boston Celtics (of which $50 million will be used to repay outstanding bank borrowings) and will assume the liabilities relating to the Boston Celtics. The transaction is subject to National Basketball Association approval and customary closing conditions. The transaction is expected to close before December 31, 2002.

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

On October 2, 2002, a class action complaint (the "2002 Complaint") was filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP, BCLP GP, Inc., Paul E. Gaston, Richard G. Pond, Don F. Gaston, Paula B. Gaston, John B. Marsh III, Tedmund
W. Pryor and David A. Splaine, each a director or officer of BCLP GP, Inc. The named plaintiff, who purported to bring its individual action on behalf of itself and others similarly situated, is Breakwater Partners, LP. The 2002 Complaint alleges, among other things, that the proposed sale of assets and liabilities of the Boston Celtics as described in Note 5 above is structured in a manner that is unfair to BCLP Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses, and to obtain appropriate injunctive or rescissionary relief.

Although the ultimate outcome of the Complaint and the 2002 Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets

                                               September 30,        June 30,
                                                   2002               2002
                                               -------------        --------
                                               (Unaudited)

                                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $  6,937,014      $  1,188,529
  Prepaid expenses and other current assets         176,415            12,000
                                               ------------      ------------
TOTAL CURRENT ASSETS                              7,113,429         1,200,529

PROPERTY AND EQUIPMENT, net                           1,306             1,696
OTHER ASSETS                                                           56,104
                                               ------------      ------------
                                               $  7,114,735      $  1,258,329
                                               ============      ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current
   liabilities                                 $     10,911      $     34,225
  Accrued interest                                  811,099
  Federal and state income taxes payable            513,201           513,201
  Notes payable to bank - current portion                          10,000,000
                                               ------------      ------------
TOTAL CURRENT LIABILITIES                         1,335,211        10,547,426

DEFERRED FEDERAL AND STATE INCOME TAXES           6,812,105         6,812,105
NOTE PAYABLE TO RELATED PARTY                                       3,000,000
DUE TO RELATED PARTY                              4,800,000         4,800,000
SUBORDINATED DEBENTURES                          34,743,612        34,636,305
INVESTMENT IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                       43,547,471        22,853,519

PARTNERS' CAPITAL (DEFICIT)
  Boston Celtics Limited Partnership II -
    General Partner                                (271,681)         (246,426)
    Limited Partner                             (83,978,781)      (81,478,542)
                                               ------------      ------------
                                                (84,250,462)      (81,724,968)
  Celtics Limited Partnership -
   General Partner                                  125,935           332,872
  Celtics Pride GP - General Partner                    863             1,070
                                               ------------      ------------
TOTAL PARTNERS' CAPITAL (DEFICIT)               (84,123,664)      (81,391,026)
                                               ------------      ------------
                                               $  7,114,735      $  1,258,329
                                               ============      ============

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited

                                                               Three Months Ended
                                                         -------------------------------
                                                         September 30,     September 30,
                                                             2002              2001
                                                         -------------     -------------

Costs and expenses:
  General and administrative                             $   (59,014)      $   (63,433)
  Amortization                                               (68,104)          (17,026)
                                                         -----------       -----------
                                                            (127,118)          (80,459)
Equity in net loss of Celtics Basketball
 Holdings, L.P.                                           (1,370,425)       (1,448,802)
Interest expense                                          (1,050,932)       (1,171,711)
Interest income                                                9,263             5,677
                                                         -----------       -----------
Net loss                                                  (2,539,212)       (2,695,295)
Net loss applicable to interests of General Partners         (38,973)          (41,311)
                                                         -----------       -----------

Net loss applicable to interest of Limited Partner       $(2,500,239)      $(2,653,984)
                                                         ===========       ===========

See notes to condensed consolidated financial statements.

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited

                                                                Three Months Ended
                                                         --------------------------------
                                                         September 30,      September 30,
                                                             2002               2001
                                                         -------------      -------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                    $   (235,041)      $  (238,100)
  Interest expense                                           (155,838)         (187,833)
  Interest income                                               9,263             5,734
                                                         ------------       -----------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                  (381,616)         (420,199)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable to bank                      (10,000,000)
  Repayment of note payable to related party               (3,000,000)
  Cash distribution from Celtics Basketball
   Holdings, L.P.                                          19,323,527
  Cash distribution by Celtics Limited Partnership
   to Boston Celtics Corporation
   (General Partner's share)                                 (193,233)
  Cash distribution by Celtics Pride GP to Celtics
   Capital Corporation (General Partner's share)                 (193)
                                                         ------------       -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES                    6,130,101                --
                                                         ------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,748,485          (420,199)
  Cash and cash equivalents at beginning of period          1,188,529           839,962
                                                         ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  6,937,014       $   419,763
                                                         ============       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                               $    107,307       $   105,987

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

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year. Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of BCLP II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2002.

Note 3 - The components of comprehensive income (loss) are as follows:

                                                    Three Months Ended
                                             -------------------------------
                                             September 30,     September 30,
                                                 2002              2001
                                             -------------     -------------

Net loss                                     $(2,539,212)      $(2,695,295)
Unrealized loss on interest rate cap
 agreement                                                         (25,528)
                                             -----------       -----------
Total comprehensive loss                     $(2,539,212)      $(2,720,823)
                                             ===========       ===========

Note 4 - BCLP II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Celtics Basketball Holdings. Celtics Basketball Holdings, through Celtics Basketball, owns and operates the Boston Celtics. BCLP II's investment in Celtics Basketball Holdings is accounted for on the equity method. Summary statement of operations data for Celtics Basketball Holdings for the three months ended September 30, 2002 and 2001 is as follows:

                                                    Three Months Ended
                                             -------------------------------
                                             September 30,     September 30,
                                                 2002              2001
                                             -------------     -------------

Total costs and expenses                     $(2,327,000)      $(2,206,000)
Interest income (expense), net                  (510,000)         (793,000)
                                             -----------       -----------
Net loss                                     $(2,837,000)      $(2,999,000)
                                             ===========       ===========

                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)

Note 5 - On September 27, 2002, Celtics Basketball, the Partnership's 48.3% owned, indirect subsidiary, entered into an Asset Purchase and Sale Agreement with Lake Carnegie, LLC (the "Asset Purchase Agreement"), pursuant to which Lake Carnegie, LLC ("Lake Carnegie") will pay to Celtics Basketball an aggregate amount of $360 million in cash consideration for all assets relating to the Boston Celtics (of which $50 million will be used to repay outstanding bank borrowings) and will assume the liabilities relating to the Boston Celtics. The transaction is subject to National Basketball Association approval and customary closing conditions. The transaction is expected to close before December 31, 2002.

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

On October 2, 2002, a class action complaint (the "2002 Complaint") was filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP, BCLP GP, Inc., Paul E. Gaston, Richard G. Pond, Don F. Gaston, Paula B. Gaston, John B. Marsh III, Tedmund
W. Pryor and David A. Splaine, each a director or officer of BCLP GP, Inc. The named plaintiff, who purported to bring its individual action on behalf of itself and others similarly situated, is Breakwater Partners, LP. The 2002 Complaint alleges, among other things, that the proposed sale of assets and liabilities of the Boston Celtics as described in Note 5 above is structured in a manner that is unfair to BCLP Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses, and to obtain appropriate injunctive or rescissionary relief.

Although the ultimate outcome of the Complaint and the 2002 Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.

                     BOSTON CELTICS LIMITED PARTNERSHIP
                    BOSTON CELTICS LIMITED PARTNERSHIP II
                              and Subsidiaries

ITEM 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to BCLP's and BCLP II's financial condition, results of operations, liquidity and capital resources, and statements relating to the transaction with Lake Carnegie, LLC described below, consummation of the transaction and the availability of net proceeds to BCLP and prospective cash benefits to BCLP unitholders. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of BCLP or BCLP II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause BCLP's or BCLP II's financial condition, results of operations, liquidity and capital resources to differ materially include the competitive success of the Boston Celtics, uncertainties as to increases in players' salaries and team expenses, including the potential impact of the luxury tax and escrow system under the Collective Bargaining Agreement, the Boston Celtics' ability to attract and retain talented players and coaches, the risk of injuries to key players, uncertainties regarding media contracts, the performance of certain investments by subsidiaries of the Partnership, the extent to which the Partnership's subsidiaries generate, and are able to distribute, operating cash flow, general economic conditions and the impact of declining economic conditions on consumer spending for entertainment and leisure-oriented activities. Factors that could impact the timing and amount of net proceeds available to BCLP as a result of the transaction with Lake Carnegie, LLC include the satisfaction of conditions to the transaction, including National Basketball Association approval, payment of fees and expenses, payment of taxes and provision for other liabilities (including bank borrowings and the subordinated debentures), actual earnings and expenses of BCLP and its subsidiaries, and expectations, intentions and strategies regarding the future.

Recent Developments

On September 27, 2002, Celtics Basketball, L.P. ("Celtics Basketball," the Partnership's 48.3% owned, indirect subsidiary) entered into an Asset Purchase and Sale Agreement with Lake Carnegie, LLC (the "Asset Purchase Agreement"), pursuant to which Lake Carnegie, LLC ("Lake Carnegie") will pay to Celtics Basketball an aggregate amount of $360 million in cash consideration for all assets relating to the Boston Celtics (of which $50 million will be used to repay outstanding bank borrowings) and will assume the liabilities relating to the Boston Celtics. The transaction is subject to National Basketball Association approval and customary closing conditions. The transaction has been unanimously approved by the general partner and the limited partner of Celtics Basketball, and does not require the approval of the holders of BCLP limited partnership units. BCLP and its subsidiaries will cease using the Boston Celtics name after the transaction is consummated. In the event that the transaction is not consummated on or before November 30, 2002, Celtics Basketball is limited to recovering $5 million in liquidated damages from Lake Carnegie. Lake Carnegie may, however, in its discretion, extend the closing date to December 31, 2002, and, subject to certain conditions, further extend the closing date to January 31, 2003. If the closing date is extended and the transaction is not consummated on or before the extended closing date, Celtics Basketball is limited to recovering $7.5 million in liquidated damages from Lake Carnegie.

Upon receipt of its 48.3% proportionate share of the net proceeds, the Partnership and its subsidiaries anticipate pursuing a course of action that, based on available information and assumptions regarding taxes, liabilities, claims and expenses, would result in an estimated cash benefit to BCLP unit holders of between $25.00 and $35.00 per limited partnership unit, after payment of taxes (including federal and state income taxes) and expenses, provision for other liabilities (including a reserve for contingent liabilities), and provision for approximately $54 million in outstanding aggregate principal amount of subordinated debentures due 2038 of Boston Celtics Limited Partnership II, a 99% owned subsidiary of BCLP. The timing of any such cash benefit to public unit holders has not yet been determined.

General

BCLP, through its subsidiaries, owns an indirect investment in Celtics Basketball, which owns and operates the Boston Celtics. BCLP does not directly own or control the Boston Celtics and therefore an investment in BCLP is not a direct investment in the Boston Celtics. However, a significant portion of BCLP's earnings and cash flows are derived from its indirect investment in the Boston Celtics. Therefore, many disclosures in this document regarding operating activities principally relate to the operations of the Boston Celtics.

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

Celtics Basketball licenses the right to air all Boston Celtics games to Sportschannel New England Limited Partnership ("SNE") (doing business as Fox Sports Net New England) (the "SNE Agreement"). In July 2002, Celtics Basketball and SNE entered into an agreement to extend the SNE Agreement through the 2016-17 NBA season (the "New SNE Agreement"). The New SNE Agreement provides for annual rights fees that increase ratably over the term of the agreement. Under the New SNE Agreement, SNE paid an initial fee of $30,000,000 (the "Initial Fee") in August 2002, which is refundable on a pro rata basis if SNE terminates the agreement upon a breach by Celtics Basketball of certain terms of the agreement. The Initial Fee will be recorded as revenue ratably in proportion to the annual rights fees over the term of the New SNE Agreement. Celtics Basketball does not have the right to terminate the New SNE Agreement except upon a material breach by SNE of the agreement. Under the terms of the New SNE Agreement, management anticipates that the Boston Celtics' local cable revenues will increase by approximately $2,828,000 in the 2002-03 season. Based on BCLP's 48.3% indirect interest in the operations of the Boston Celtics, BCLP's equity in the net income of the Boston Celtics is expected to increase by approximately $1,366,000 as a result of this agreement.

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

The Partnership's significant accounting policies are described in the notes to consolidated financial statements included in its annual report on Form 10-K for the year ended June 30, 2002. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. Management believes that the Partnership's accounting policy related to its interest in Celtics Basketball Holdings as described below meets the definition of "critical accounting policies."

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

Results of Operations

The following discussion compares the operating results of BCLP and its subsidiaries for the three months ended September 30, 2002 with the three months ended September 30, 2001.

General and administrative expenses of $716,000 in the three months ended September 30, 2002 increased by $106,000 compared to $610,000 in the three months ended September 30, 2001. The increase in 2002 was primarily attributable to professional expenses related to the transaction with Lake Carnegie described in "Recent Developments" above.

Depreciation and amortization expense of $79,000 in the three months ended September 30, 2002 increased by $59,000 compared to $20,000 in the three months ended September 30, 2001. The increase in 2002 was primarily attributable to the write-off of deferred financing costs related to the Partnership's revolving credit agreement with its commercial bank. As described in "Liquidity and Capital Resources" below, BCLP II repaid all amounts advanced under this agreement in September 2002 and canceled the agreement.

Equity in net loss of Celtics Basketball Holdings, L.P. represents BCLP's 48.3% interest in the net loss of the entity that indirectly owns and operates the Boston Celtics. The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Celtics Basketball Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. BCLP's equity in the net loss of Celtics Basketball Holdings of $1,370,000 in the three months ended September 30, 2002 decreased by $79,000 compared to $1,449,000 in the three months ended September 30, 2001. The decrease in the net loss is primarily a result of an increase in income from NBA-related partnerships.

Interest expense of $1,001,000 in the three months ended September 30, 2002 decreased by $105,000 compared to $1,106,000 in the three months ended September 30, 2001. The decrease is primarily attributable to a decrease in borrowings under BCLP's revolving credit agreement with its commercial bank. As described in "Liquidity and Capital Resources" below, BCLP II repaid all amounts advanced under its revolving credit agreement with its commercial bank in September 2002.

BCLP's interest income of $153,000 in the three months ended September 30, 2002 decreased by $167,000 compared to $320,000 in the three months ended September 30, 2001. The decrease is primarily as a result of a decrease in invested balances, combined with lower interest rates on investments.

Liquidity and Capital Resources

BCLP used approximately $618,000 in cash flows from operating activities in the three months ended September 30, 2002. At September 30, 2002, BCLP had approximately $11,812,000 of available cash and $28,600,000 of short-term investments. In addition to these amounts, sources of funds available to BCLP and BCLP II include funds generated by operations and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources may be used for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

On May 20, 1998, BCLP II entered into a $60,000,000 revolving credit agreement with its commercial bank. Interest on advances under the revolving credit agreement accrued at BCLP II's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. The revolving credit agreement was secured by a pledge of certain short-term investments of Celtics Capital Corporation ("CCC"), an indirect subsidiary of BCLP. BCLP II borrowed $30,000,000 under the revolving credit agreement in fiscal 1998, and borrowed an additional $22,500,000 in fiscal 1999 and $7,500,000 in fiscal 2000.

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

On May 10, 2001, the revolving credit agreement was amended to reduce the amount of borrowings available under the agreement to $10,000,000, all of which was outstanding on June 30, 2002. The agreement was scheduled to mature on June 30, 2003, but BCLP II repaid all amounts advanced under the revolving credit agreement and canceled the agreement in September 2002.

BCLP II has outstanding 6% subordinated debentures due on June 30, 2038. The subordinated debentures were recorded at $12.20 per debenture, the fair market value at date of issue, or $32,984,700. The original issue discount of $21,088,580 is being amortized over the 40-year life of the debentures using the interest method and, accordingly, the subordinated debentures are carried on the balance sheet at $34,743,612 at September 30, 2002. The subordinated debentures bear interest at the rate of 6% per annum, payable annually on June 30, and mature on June 30, 2038 at an aggregate principal amount of $54,073,280. There is no mandatory redemption or sinking fund requirements of the subordinated debentures.

In the three months ended September 30, 2002, BCLP and its subsidiaries received distributions from Celtics Basketball Holdings aggregating $19,324,000 representing BCLP's proportionate share of a discretionary distribution of available funds by Celtics Basketball, primarily the $30,000,000 Initial Fee under the New SNE Agreement described above. On October 23, 2002, BCLP and its subsidiaries received distributions from Celtics Basketball Holdings aggregating $2,695,000. Future distributions from Celtics Basketball Holdings will be determined by Boston Celtics Corporation, the general partner of Celtics Basketball Holdings, in its sole discretion subject to applicable credit agreements and the Asset Purchase Agreement and based, among other things, on available resources and the needs of Celtics Basketball Holdings and Celtics Basketball, the ability of Celtics Basketball Holdings and Celtics Basketball to generate sufficient operating cash flow, and the funds available after payments relating to the subordinated debentures.

No cash distributions to unitholders of BCLP were declared or paid during the three months ended September 30, 2002 and 2001. Future distributions will be determined by BCLP GP, Inc., the general partner of BCLP, in its sole discretion based, among other things, on available resources and the needs of BCLP, the ability of BCLP's subsidiaries to generate sufficient operating cash flow, and the funds available after debt service payments related to the revolving credit agreement with its commercial bank and the subordinated debentures.

Management believes that BCLP's cash, cash equivalents and short-term investments together with cash from operating activities and distributions from Celtics Basketball Holdings will provide adequate cash for BCLP and its subsidiaries to meet their cash requirements through September 30, 2003.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2002, BCLP had invested approximately $28,600,000 in loan participations issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations are not exposed to market risk. Management further believes that the Partnership has no other assets that are subject to market risk.

At September 30, 2002, BCLP II's debt portfolio included 6% Subordinated Debentures with a carrying value of $34,744,000. The Subordinated Debentures bear interest at a fixed rate of 6% per annum and, as a result, fluctuations in market interest rates will have no effect on interest expense, or on the earnings or cash flows of BCLP II. A hypothetical 10% increase in market interest rates would not have a material effect on the fair value of the Subordinated Debentures.

At September 30, 2002, Celtics Basketball Holdings, through its subsidiary, had outstanding a note payable to a bank in the amount of $50,000,000. The note payable bears interest at a fixed annual rate of 6.29% and, as a result, fluctuations in market interest rates will have no effect on interest expense, or on the earnings or cash flows of Celtics Basketball Holdings. A hypothetical 10% increase in market interest rates would not have a material effect on the fair value of the note payable.

Neither BCLP nor its subsidiaries are exposed to foreign currency risk.

Currently, BCLP does not use interest rate derivative instruments to manage its exposure to interest rate changes, and management does not intend to utilize derivative instruments in the future.

ITEM 4 - Controls and Procedures

Within the 90 days before the date of this report, BCLP and BCLP II carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer and the Chief Operating Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to BCLP and BCLP II required to be included in periodic filings with the Securities Exchange Commission.

There have been no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         Part II - Other Information

ITEM 1 - Legal Proceedings

On October 2, 2002, a class action complaint (the "2002 Complaint") was filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against BCLP, BCLP GP, Inc., Paul E. Gaston, Richard G. Pond, Don F. Gaston, Paula B. Gaston, John B. Marsh III, Tedmund
W. Pryor and David A. Splaine, each a director or officer of BCLP GP, Inc. The named plaintiff, who purported to bring its individual action on behalf of itself and others similarly situated, is Breakwater Partners, LP. The 2002 Complaint alleges, among other things, that the proposed sale of assets and liabilities of the Boston Celtics as described in Part I, Item 2 above is structured in a manner that is unfair to BCLP Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses, and to obtain appropriate injunctive or rescissionary relief.

Although the ultimate outcome of the 2002 Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations.


ITEM 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits -
            None.

      (b)   Reports on Form 8-K -
            Form 8-K, dated October 7, 2002, regarding the Asset Purchase Agreement between Celtics Basketball, L.P. and Lake Carnegie, LLC.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BOSTON CELTICS LIMITED PARTNERSHIP
                                               (Registrant)

                                    By:  BCLP GP, Inc., its General Partner


Dated:  November 1, 2002            By:  /s/ Richard G. Pond
                                         ----------------------------------
                                         Richard G. Pond
                                         Executive Vice President
                                         Chief Financial Officer
                                         and Chief Operating Officer


Dated:  November 1, 2002            BOSTON CELTICS LIMITED PARTNERSHIP II
                                               (Registrant)

                                    By:  BCLP II GP, Inc., its General
                                         Partner


                                    By:  /s/ Richard G. Pond
                                         Richard G. Pond
                                         Executive Vice President
                                         Chief Financial Officer
                                         and Chief Operating Officer

                               CERTIFICATIONS

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer, respectively, of the general partners of Boston Celtics Limited Partnership and Boston Celtics Limited Partnership II (collectively, the "Registrants"), for purposes of 18 U.S.C. Section 1350 provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

Certification of Chief Executive Officer:

      I, Paul E. Gaston, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Registrants;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this quarterly report;

4. The Registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants' auditors and the respective audit committees of the Registrants' board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants' ability to record, process, summarize and report financial data and have identified for the Registrants' auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants' internal controls; and

6. The Registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002


                                       /s/ Paul E. Gaston
                                       ------------------------------------
                                       Paul E. Gaston
                                       Chief Executive Officer

Certification of Chief Financial Officer:

      I, Richard G. Pond, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Registrants;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrants as of, and for, the periods presented in this quarterly report;

4. The Registrants' other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrants' other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrants' auditors and the respective audit committees of the Registrants' board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants' ability to record, process, summarize and report financial data and have identified for the Registrants' auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants' internal controls; and

6. The Registrants' other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 1, 2002


                                       /s/ Richard G. Pond
                                       ------------------------------------
                                       Richard G. Pond
                                       Chief Financial Officer