Form 10-Q
period 2002-12-31
HENLEY LIMITED PARTNERSHIP
filed 2003-02-14
CIK 1059969

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended December 31, 2002

              ------------------------------------------------


Commission       Registrant; State of Organization;             IRS Employer
 File No.           Address and Telephone Number             Identification No.
----------       ----------------------------------          -----------------

1-14507              Henley Limited Partnership                   04-3416346
                  (a Delaware limited partnership)
             151 Merrimac Street, Boston, Massachusetts 02114
                            (617) 523-6050

1-9324             Henley Limited Partnership II                  04-2936516
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
                             Yes   X    No
                                 -----     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                             Yes        No   X
                                 -----     -----

As of December 31, 2002, there were 2,703,664 units representing limited partnership interests outstanding of Henley Limited Partnership, and 2,703,664 units representing limited partnership interests outstanding of Henley Limited Partnership II.

                       Part I - Financial Information

Item I - Financial Statements

                         HENLEY LIMITED PARTNERSHIP
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                      December 31,      June 30,
                                                          2002            2002
                                                      ------------    ----------
                                                       (Unaudited)

                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $160,882,176    $  3,499,387
  Other short-term investments                          28,700,000      28,400,000
  Prepaid expenses and other current assets                696,513          28,467
                                                      ----------------------------
TOTAL CURRENT ASSETS                                   190,278,689      31,927,854

PROPERTY AND EQUIPMENT, net                                 31,600           6,696
OTHER ASSETS                                               174,455         252,071
                                                      ----------------------------
                                                      $190,484,744    $ 32,186,621
                                                      ============================

   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities      $    398,570    $    125,445
  Accrued compensation                                   8,000,000
  Accrued interest                                       1,622,198
  Federal and state income taxes                        49,873,155       1,162,280
  Subordinated debentures (principal
   amount $54,073,280)                                  34,851,251
  Notes payable to bank - current portion                               10,000,000
  Equity in net liabilities of
   discontinued operations                                 545,780      22,853,519
                                                      ----------------------------
TOTAL CURRENT LIABILITIES                               95,290,954      34,141,244

DEFERRED FEDERAL AND STATE INCOME TAXES                                  9,710,875
SUBORDINATED DEBENTURES (principal
 amount $54,073,280)                                                    34,636,305

PARTNERS' CAPITAL (DEFICIT)
  Henley Limited Partnership -
    General Partner                                      1,559,429         165,699
    Limited Partners                                    91,425,241     (46,553,948)
                                                      ----------------------------
                                                        92,984,670     (46,388,249)
  Henley Limited Partnership II - General Partner        1,653,177        (246,426)
  Henley Limited Partnership IV - General Partner          555,943         332,872
                                                      ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                       95,193,790     (46,301,803)
                                                      ----------------------------
                                                      $190,484,744    $ 32,186,621
                                                      ============================

See notes to condensed consolidated financial statements.

                         HENLEY LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Operations
                                  Unaudited


                                                       Six Months Ended                 Three Months Ended
                                                -----------------------------      -----------------------------
                                                 December 31,    December 31,      December 31,     December 31,
                                                   2002              2001              2002             2001
                                                -----------------------------      -----------------------------

Costs and expenses:
  General and administrative                    $  10,114,324    $  1,784,533     $  9,398,004       $ 1,174,039
  Depreciation and amortization                        79,395          40,922              890            20,711
                                                -----------------------------      -----------------------------
                                                   10,193,719       1,825,455        9,398,894         1,194,750
Interest expense                                   (1,919,328)     (2,210,168)        (918,738)       (1,104,082)
Interest income                                       299,287         553,399          146,236           233,636
                                                -----------------------------      -----------------------------
Loss from continuing operations before
 income taxes                                     (11,813,760)     (3,482,224)     (10,171,396)       (2,065,196)
Benefit from income taxes                           4,725,504                        4,725,504
                                                -----------------------------      -----------------------------
Loss from continuing operations                    (7,088,256)     (3,482,224)      (5,445,892)       (2,065,196)

Discontinued operations:
  Equity in income from operations of
   discontinued business                            1,792,270       1,987,944        3,162,695         3,436,746
  Equity in gain on disposal of
    discontinued business                         192,234,254                      192,234,254
  Provision for income taxes                      (43,725,504)                     (43,725,504)
                                                -----------------------------      -----------------------------
Income from discontinued operations               150,301,020       1,987,944      151,671,445         3,436,746
                                                -----------------------------      -----------------------------

Net income (loss)                                 143,212,764      (1,494,280)     146,225,553         1,371,550
Net income (loss) applicable to interests of
 General Partners                                   5,233,575            (125)       5,302,272            69,416

Net income (loss) applicable to interests of
 Limited Partners                               $ 137,979,189    $ (1,494,155)    $140,923,281       $ 1,302,134
                                                ================================================================

Net income (loss) per unit:
  Continuing operations                         $       (2.59)   $      (1.27)   $       (1.99)      $     (0.75)
  Discontinued operations                               53.62            0.72            54.11              1.23
                                                $       51.03    $      (0.55)   $       52.12       $      0.48
                                                -----------------------------      -----------------------------

Weighted average units outstanding                  2,703,664       2,703,664        2,703,664         2,703,664

See notes to condensed consolidated financial statements.

                         HENLEY LIMITED PARTNERSHIP
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                Six Months Ended
                                                        --------------------------------
                                                         December 31,       December 31,
                                                             2002               2001
                                                         ------------       ------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                   $  (2,486,369)    $  (2,083,619)
  Interest expense                                           (105,496)         (373,625)
  Interest income                                             299,723           610,843
                                                        -------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                (2,292,142)       (1,846,401)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchases of short-term investments                    (223,200,000)     (193,700,000)
  Proceeds from sales of short-term investments           222,900,000       195,600,000
Other receipts (expenditures)                                 (26,683)            5,342
                                                        -------------------------------
NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES           (326,683)        1,905,342

CASH FLOWS USED IN FINANCING ACTIVITIES
  Repayment of notes payable to bank                      (10,000,000)
  Cash distribution by Henley Limited Partnership IV
   to Henley Corporation (General Partner's share)         (1,717,171)          (48,211)
                                                        -------------------------------
NET CASH FLOWS USED IN FINANCING ACTIVITIES               (11,717,171)          (48,211)
                                                        -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS FROM CONTINUING OPERATIONS                   (14,335,996)           10,730

NET INCREASE IN CASH AND CASH EQUIVALENTS
 FROM DISCONTINUED OPERATIONS - CASH
 DISTRIBUTION FROM HENLEY HOLDINGS, L.P.                  171,718,785         4,831,184
                                                        -------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 157,382,789         4,841,914
Cash and cash equivalents at beginning of period            3,499,387         3,062,645
                                                        -------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 160,882,176     $   7,904,559
                                                        ===============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                              $     214,946     $     212,303

See notes to condensed consolidated financial statements.

                         HENLEY LIMITED PARTNERSHIP
                              and Subsidiaries
            Notes to Condensed Consolidated Financial Statements


Note 1 - The condensed consolidated financial statements include the accounts of Henley Limited Partnership (formerly Boston Celtics Limited Partnership) ("Henley," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships.

Henley is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Henley Limited Partnership II (formerly Boston Celtics Limited Partnership II) ("Henley II"). Pursuant to the reorganization of Henley II (the "Reorganization"), which was completed on June 30, 1998, Henley owns a 99% limited partnership interest in Henley II. In addition, Henley, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Henley Holdings, L.P. (formerly Celtics Basketball Holdings, L.P.) ("Henley Holdings"), which, through Henley Limited Partnership III (formerly Celtics Basketball, L.P.) ("Henley III"), its 99.999% subsidiary partnership, owned and operated the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA") prior to the sale of the Boston Celtics basketball team on December 31, 2002. Henley's investment in Henley Holdings is accounted for on the equity method and, accordingly, the investment is carried at cost, increased by equity in the earnings of Henley Holdings and reduced by distributions received. See
Note 5 related to the sale of the Boston Celtics basketball team.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year (see Note 5). Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Henley and its subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2002 and the quarterly report on Form 10-Q for the three months ended September 30, 2002.

Note 3 - The components of comprehensive income (loss) are as follows:


                                            Six Months Ended               Three Months Ended
                                     -----------------------------    ----------------------------
                                     December 31,     December 31,    December 31,    December 31,
                                         2002             2001            2002            2001
                                     ------------     ------------    ------------    ------------

Net income (loss)                    $143,212,764     $(1,494,280)    $146,225,553     $1,371,550
Unrealized gain on interest
 rate cap agreement                                        40,044                          65,572
                                     ------------------------------------------------------------
Total comprehensive income (loss)    $143,212,764     $(1,454,236)    $146,225,553     $1,437,122
                                     ============================================================

Note 4 - Henley, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Henley Holdings. Henley Holdings, through Henley III, owned and operated the Boston Celtics prior to the sale of the net assets of the Boston Celtics on December 31, 2002. Henley's investment in Henley Holdings is accounted for on the equity method. Summary statement of operations data for Henley Holdings for the six and three months ended December 31, 2002 and 2001 is as follows:


                                         Six Months Ended               Three Months Ended
                                  -----------------------------    ----------------------------
                                  December 31,     December 31,    December 31,    December 31,
                                      2002             2001            2002            2001
                                  ------------     ------------    ------------    ------------

Total revenues                    $ 34,419,000     $30,981,000     $ 34,419,000    $30,981,000
Total costs and expenses           (29,464,266)    (25,288,851)     (27,137,239)   (23,082,529)
Gain on sale of assets             397,903,035                      397,903,035
Interest income (expense), net      (1,475,016)     (1,577,331)        (735,342)      (784,800)
Other income (expense), net            230,078
                                  ------------------------------------------------------------
Net income                        $401,612,831     $ 4,114,818     $404,449,454    $ 7,113,671
                                  ============================================================

                         HENLEY LIMITED PARTNERSHIP
                              and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)

Note 5 - On December 31, 2002, Henley III sold the Boston Celtics basketball team, which was Henley III's sole operating asset. The purchaser, Boston Championship Basketball, LLC, paid Henley III an aggregate amount of $360,000,000 in cash consideration for team assets (of which $50,000,000 was used to pay outstanding bank borrowings of Henley
III) and assumed all other liabilities relating to the team. The total gain recognized by Henley III on the sale of the team amounted to $397,903,000, which is calculated as follows:


      Cash consideration received                           $360,000,000
      Plus net book value of assets sold and liabilities
       assumed by purchaser                                   40,040,000
      Less direct costs related to the sale                   (2,137,000)
                                                            ------------
      Gain on sale of team                                  $397,903,000
                                                            ============

The liabilities assumed by purchaser are comprised primarily of deferred game revenues relating to ticket sales, broadcast and sponsorship revenues for games not yet played ($23,240,000) and deferred revenue relating to the initial fee paid to Henley III by Sportschannel New England ($29,429,000), described in more detail in Henley's Form 10-K for the year ended June 30, 2002, in Items 1 and 2, under the caption "Basketball Operations - Television, Cable and Radio Broadcasting."

Henley recognized its proportionate share of the gain, amounting to $192,234,000, as an element of its equity in income of Henley III. Henley III distributed to its partners substantially all of the net cash proceeds resulting from the sale of the team. Henley's proportionate share of these cash distributions amounted to $149,163,000. The principal differences between the gain of $192,234,000 recognized by Henley and the cash distributions of $149,163,000 received from Henley III are Henley's proportionate share of (a) the use of proceeds from the sale of the team to repay $50,000,000 of outstanding bank borrowings of Henley III, and (b) the noncash portion of the consideration represented by the purchaser's assumption of the team's net liabilities of $40,040,000. On a cash flow per unit basis, these differences reduce the gain recognized by Henley by approximately $16.00 per unit.

Subsequent to the sale of the basketball team, Henley III no longer operates or has a continuing involvement with basketball operations. Therefore, in accordance with the provisions of SFAS No. 144, Henley III has classified the disposal of the basketball team as a discontinued operation in its financial statements. Similarly, Henley's equity investment in Henley Holdings has been classified as a discontinued operation in Henley's financial statements. Accordingly, Henley's equity in the net income of Henley Holdings has been segregated from continuing operations and classified as discontinued operations for all periods presented.

Note 6 - On January 9, 2003, Henley II provided notice that all of Henley II's outstanding 6% Subordinated Debentures due 2038 (the "Debentures") would be redeemed effective on February 15, 2003. Approximately $54,073,000 principal amount of the Debentures is outstanding. The redemption price is expected to be $56,096,000, which equals 100% of the principal amount of Debentures plus interest that is accrued and unpaid up to, but not including, the February 15, 2003 redemption date. As of December 31, 2002, Henley II's carrying value of the Debentures amounted to $34,851,000. The $19,222,000 difference between principal amount and carrying value represents the remaining portion of the original issue discount, which amount was to be amortized through 2038. Due to Henley II's decision to redeem the Debentures on February 15, 2003, the unamortized original issue discount of $19,222,000 will be recognized in expense at the time of payment as a loss on early extinguishment of debt in accordance with Staff Accounting Bulletin No. 94. During the six months ending June 30, 2003, a tax benefit of approximately $7,700,000 will be recognized in connection with the loss on extinguishment.

Note 7 - Accrued compensation of $8,000,000 at December 31, 2002 represents anticipated compensation to be paid to Paul Gaston pursuant to an incentive plan adopted in August 1993 ("1993 Incentive Plan"), which provides for the payment to Mr. Gaston of annual incentive payments equal to 5% of the amount by which Consolidated Net Income before taxes of Henley for the related fiscal year exceeds $8,000,000. See Item 11 of Henley's Form 10-K for the year ended June 30, 2002 for more information regarding the 1993 Incentive Plan.

                         HENLEY LIMITED PARTNERSHIP
                              and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)

Note 8 - Henley is a partnership that is taxed as a corporation. During the three and six months ended December 31, 2002, Henley recorded a combined income tax provision from continuing and discontinued operations of $39,000,000, principally due to taxable income generated by the equity in gain of $192,234,000 on the sale of team assets. The principal differences between the tax at the statutory rate and the tax provision are the reversal of valuation allowances on (1) net operating loss carryforwards that were not previously benefited, the tax effect of which amounted to $11,603,000 and (2) differences between tax and financial statement bases of the assets and liabilities of Henley and its subsidiaries, the tax effect of which amounted to $22,400,000. At December 31, 2002, Henley has estimated federal and state income taxes payable in the amount of $49,873,000.

Note 9 - In July and August 1998, four separate class action complaints (the "1998 Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against Henley II, Henley II, Inc. (formerly Celtics, Inc.), Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Henley II, Inc. The named plaintiffs, each of whom purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the 1998 Complaints alleges, among other things, that the Reorganization was unfair to former Henley II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. Henley II filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The 1998 Complaints have been consolidated. On August 6, 1999, the Court of Chancery issued an opinion granting in part, and denying in part, Henley II's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated 1998 Complaint. On October 1, 1999, Henley II filed an answer to the 1998 Complaint.

On October 2, 2002, a class action complaint (the "2002 Complaint") was filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against Henley, BCLP GP, Inc., Paul E. Gaston, Richard G. Pond, Don F. Gaston, Paula B. Gaston, John B. Marsh III, Tedmund
W. Pryor and David A. Splaine, each a director or officer of BCLP GP, Inc. The named plaintiff, who purported to bring its individual action on behalf of itself and others similarly situated, is Breakwater Partners, LP. The 2002 Complaint alleges, among other things, that the sale of assets and liabilities of the Boston Celtics as described in Note 5 above is structured in a manner that is unfair to Henley Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses, and to obtain appropriate injunctive or rescissionary relief.

Although the ultimate outcome of the 1998 Complaint and the 2002 Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations. Accordingly, no amounts have been provided for in continuing or discontinued operations in the event of an unfavorable outcome.

                        HENLEY LIMITED PARTNERSHIP II
                              and Subsidiaries
                    Condensed Consolidated Balance Sheets


                                                    December 31,       June 30,
                                                        2002             2002
                                                    ------------       --------
                                                     (Unaudited)

                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $157,829,062    $  1,188,529
  Prepaid expenses and other current assets                117,999          12,000
                                                      ----------------------------
TOTAL CURRENT ASSETS                                   157,947,061       1,200,529

PROPERTY AND EQUIPMENT, net                                    917           1,696
OTHER ASSETS                                                                56,104
                                                      ----------------------------
                                                      $157,947,978    $  1,258,329
                                                      ============================

   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and other current liabilities      $     10,912    $     34,225
  Accrued interest                                       1,622,198
  Federal and state income taxes                         7,325,306         513,201
  Subordinated debentures (principal
   amount $54,073,280)                                  34,851,251
  Notes payable to bank - current portion                               10,000,000
  Equity in net liabilities of
   discontinued operations                                 545,780      22,853,519
                                                      ----------------------------
TOTAL CURRENT LIABILITIES                               44,355,447      33,400,945

DEFERRED FEDERAL AND STATE INCOME TAXES                                  6,812,105

NOTE PAYABLE TO RELATED PARTY                                            3,000,000
DUE TO RELATED PARTY                                     4,800,000       4,800,000
SUBORDINATED DEBENTURES (principal
 amount $54,073,280)                                                    34,636,305

PARTNERS' CAPITAL (DEFICIT)
  Henley Limited Partnership II -
    General Partner                                      1,653,177        (246,426)
    Limited Partners                                   106,582,118     (81,478,542)
                                                      ----------------------------
                                                       108,235,295     (81,724,968)
  Henley Limited Partnership IV - General Partner          555,943         332,872
  Henley Pride GP - General Partner                          1,293           1,070
                                                      ----------------------------
TOTAL PARTNERS' CAPITAL (DEFICIT)                      108,792,531     (81,391,026)
                                                      ----------------------------
                                                      $157,947,978    $  1,258,329
                                                      ============================

See notes to condensed consolidated financial statements.

                        HENLEY LIMITED PARTNERSHIP II
                              and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  Unaudited


                                                      Six Months Ended               Three Months Ended
                                                ----------------------------    ----------------------------
                                                December 31,    December 31,    December 31,    December 31,
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------

Costs and expenses:
  General and administrative                    $    118,839    $   109,047     $     59,825    $    45,614
  Amortization                                        68,104         34,052                          17,026
                                                -----------------------------------------------------------
                                                     186,943        143,099           59,825         62,640
Interest expense                                  (1,969,670)    (2,341,418)        (918,738)    (1,169,707)
Interest income                                       32,534         26,761           23,271         21,084
                                                -----------------------------------------------------------
Loss from continuing operations                   (2,124,079)    (2,457,756)        (955,292)    (1,211,263)

Discontinued operations:
  Equity in income from operations of
   discontinued business                           1,792,270      1,987,944        3,162,695      3,436,746
  Equity in gain on disposal of
   discontinued business                         192,234,254                     192,234,254
                                                -----------------------------------------------------------
Income from discontinued operations              194,026,524      1,987,944      195,396,949      3,436,746
                                                -----------------------------------------------------------

Net income (loss)                                191,902,445       (469,812)     194,441,657      2,225,483
Net income applicable to interests of
 General Partners                                  3,841,785         14,986        3,880,758         56,297
                                                -----------------------------------------------------------

Net income (loss) applicable to interests of
 Limited Partners                               $188,060,660    $  (484,798)    $190,560,899    $ 2,169,186
                                                ===========================================================

See notes to condensed consolidated financial statements.

                        HENLEY LIMITED PARTNERSHIP II
                              and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  Unaudited


                                                                Six Months Ended
                                                        --------------------------------
                                                         December 31,       December 31,
                                                             2002               2001
                                                         ------------       ------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  General and administrative expenses                   $   (236,059)       $ (227,768)
  Interest expense                                          (155,838)         (373,625)
  Interest income                                             32,533            26,761
                                                        ------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                 (359,364)         (574,632)

CASH FLOWS USED IN FINANCING ACTIVITIES
  Repayment of notes payable to bank                     (10,000,000)
  Repayment of note payable to related party              (3,000,000)
  Cash distribution by Henley Limited Partnership IV
   to Henley Corporation (General Partner's share)        (1,717,171)          (48,211)
  Cash distribution by Henley Pride GP to Henley
   Capital Corporation (General Partner's share)              (1,717)              (48)
                                                        ------------------------------
NET CASH FLOWS USED IN FINANCING ACTIVITIES              (14,718,888)          (48,259)
                                                        ------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS
 FROM CONTINUING OPERATIONS                              (15,078,252)         (622,891)

NET INCREASE IN CASH AND CASH EQUIVALENTS
 FROM DISCONTINUED OPERATIONS - CASH
 DISTRIBUTION FROM HENLEY HOLDINGS, L.P.                 171,718,785         4,831,184
                                                        ------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                156,640,533         4,208,293
Cash and cash equivalents at beginning of period           1,188,529           839,962
                                                        ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $157,829,062        $5,048,255
                                                        ==============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Amortization of original issue discount on
   Subordinated Debentures                              $    214,946        $  212,303

See notes to condensed consolidated financial statements.

                        HENLEY LIMITED PARTNERSHIP II
                              and Subsidiaries
            Notes to Condensed Consolidated Financial Statements

Note 1 - The condensed consolidated financial statements include the accounts of Henley Limited Partnership II (formerly Boston Celtics Limited Partnership II) ("Henley II," the "Partnership") and its majority-owned and controlled subsidiaries and partnerships. All intercompany transactions are eliminated in consolidation.

Pursuant to a reorganization of its partnership structure that was completed on June 30, 1998 (the "Reorganization"), the Partnership's name was changed to Henley Limited Partnership II. As a result of the Reorganization, the Partnership's 99% limited partnership interest is owned by Henley Limited Partnership (formerly Boston Celtics Limited Partnership) (a Delaware limited partnership) ("Henley"). Prior to the Reorganization, Henley II, through its subsidiaries, owned and operated the Boston Celtics professional basketball team (the "Boston Celtics") of the National Basketball Association (the "NBA") and held investments.

Upon completion of the Reorganization, the Boston Celtics were owned and operated by Henley Limited Partnership III (formerly Celtics Basketball, L.P. ("Henley III"), a 99.999% subsidiary of Henley Holdings, L.P. (formerly Celtics Basketball Holdings, L.P.) ("Henley Holdings"). Henley II, through its subsidiaries, holds certain investments, including a 48.3123% limited partnership investment in Henley Holdings. Henley II's interest in the accounts and operations of the Boston Celtics are reflected in its investment in Henley Holdings, which is accounted for on the equity method. Accordingly, the investment is carried at cost, increased by equity in the earnings of Henley Holdings and reduced by distributions received. See Note 5 related to the sale of the Boston Celtics basketball team.

Note 2 - The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included therein. Operating results for interim periods are not indicative of the results that may be expected for the full year (see Note 5). Such financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto of Henley II and Subsidiaries included in the annual report on Form 10-K for the year ended June 30, 2002 and the quarterly report on Form 10-Q for the three months ended September 30, 2002.

Note 3 - The components of comprehensive income (loss) are as follows:


                                            Six Months Ended               Three Months Ended
                                     -----------------------------    ----------------------------
                                     December 31,     December 31,    December 31,    December 31,
                                         2002             2001            2002            2001
                                     ------------     ------------    ------------    ------------

Net income (loss)                    $191,902,445      $(469,812)     $194,441,657     $2,225,483
Unrealized gain on interest
 rate cap agreement                                       40,044                           65,572
                                     ------------------------------------------------------------
Total comprehensive income (loss)    $191,902,445      $(429,768)     $194,441,657     $2,291,055
                                     ============================================================

Note 4 - Henley II, through its subsidiary partnerships and corporations, owns a 48.3123% limited partnership interest in Henley Holdings. Henley Holdings, through Henley III, owned and operated the Boston Celtics prior to the sale of the net assets of the Boston Celtics on December 31, 2002. Henley II's investment in Henley Holdings is accounted for on the equity method. Summary statement of operations data for Henley Holdings for the six and three months ended December 31, 2002 and 2001 is as follows:


                                         Six Months Ended               Three Months Ended
                                  -----------------------------    ----------------------------
                                  December 31,     December 31,    December 31,    December 31,
                                      2002             2001            2002            2001
                                  ------------     ------------    ------------    ------------

Total revenues                    $ 34,419,000     $30,981,000    $ 34,419,000    $30,981,000
Total costs and expenses           (29,464,266)    (25,288,851)    (27,137,239)   (23,082,529)
Gain on sale of assets             397,903,035                     397,903,035
Interest income (expense), net      (1,475,016)     (1,577,331)       (735,342)      (784,800)
Other income (expense), net            230,078
                                  -----------------------------------------------------------
Net income                        $401,612,831     $ 4,114,818    $404,449,454    $ 7,113,671
                                  ===========================================================

                        HENLEY LIMITED PARTNERSHIP II
                              and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (continued)

Note 5 - On December 31, 2002, Henley III sold the Boston Celtics basketball team, which was Henley III's sole operating asset. The purchaser, Boston Championship Basketball, LLC, paid Henley III an aggregate amount of $360,000,000 in cash consideration for team assets (of which $50,000,000 was used to pay outstanding bank borrowings of Henley
III) and assumed all other liabilities relating to the team. The total gain recognized by Henley III on the sale of the team was $397,903,000, which is calculated as follows:


      Cash consideration received                           $360,000,000
      Plus net book value of assets sold and liabilities
       assumed by purchaser                                   40,040,000
      Less direct costs related to the sale                   (2,137,000)
                                                            -------------
      Gain on sale of team                                  $397,903,000
                                                            ============

The liabilities assumed by purchaser are comprised primarily of deferred game revenues relating to ticket sales, broadcast and sponsorship revenues for games not yet played ($23,240,000) and deferred revenue relating to the initial fee paid to Henley III by Sportschannel New England ($29,429,000), described in more detail in Henley II's Form 10-K for the year ended June 30, 2002, in Items 1 and 2, under the caption "Basketball Operations - Television, Cable and Radio Broadcasting."

Henley II recognized its proportionate share of the gain, amounting to $192,234,000, as an element of its equity in income of Henley III. Subsequent to the sale of the basketball team, Henley III no longer operates or has a continuing involvement with basketball operations. Therefore, in accordance with the provisions of SFAS No. 144, Henley III has classified the disposal of the basketball team as a discontinued operation in its financial statements. Similarly, Henley II's equity investment in Henley Holdings has been classified as a discontinued operation in Henley II's financial statements. Accordingly, Henley II's equity in the net income of Henley Holdings has been segregated from continuing operations and classified as discontinued operations for all periods presented.

Note 6 - On January 9, 2003, Henley II provided notice that all of Henley II's outstanding 6% Subordinated Debentures due 2038 (the "Debentures") would be redeemed effective on February 15, 2003. Approximately $54,073,000 principal amount of the Debentures is outstanding. The redemption price is expected to be $56,096,000, which equals 100% of the principal amount of Debentures plus interest that is accrued and unpaid up to, but not including, the February 15, 2003 redemption date. As of December 31, 2002, Henley II's carrying value of the Debentures amounted to $34,851,000. The $19,222,000 difference between principal amount and carrying value represents the remaining portion of the original issue discount, which amount was to be amortized through 2038. Due to Henley II's decision to redeem the Debentures on February 15, 2003, the unamortized original issue discount of $19,222,000 will be recognized in expense at the time of payment as a loss on early extinguishment of debt in accordance with Staff Accounting Bulletin No. 94.

Note 7 - Henley II does not record a provision for income taxes as its income and expenses are taxable to or deductible by its partners.
Therefore, Henley II has not recorded any tax provision related to its equity in income of Henley Holdings, including its equity in the gain on sale of the team.

Note 8 - In July and August 1998, four separate class action complaints (the "1998 Complaints") were filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against Henley II, Henley II, Inc. (formerly Celtics, Inc.), Paul E. Gaston, Don F. Gaston, Paula B. Gaston, John H.M. Leithead and John B. Marsh III, each a director or former director of Henley II, Inc. The named plaintiffs, each of whom purported to bring their individual actions on behalf of themselves and others similarly situated, are Kenneth L. Rilander, Harbor Finance Partners, Maryann Kelly and Kathleen Kruse Perry. Each of the 1998 Complaints alleges, among other things, that the Reorganization was unfair to former Henley II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses. Henley II filed a Motion to Dismiss the complaint filed by Mr. Rilander on July 29, 1998, and discovery in that case has been stayed by agreement of the parties. The 1998 Complaints have been consolidated. On August 6, 1999, the Court of Chancery and Subsidiaries
            Notes to Condensed Consolidated Financial Statements


issued an opinion granting in part, and denying in part, Henley II's Motion to Dismiss, and on September 3, 1999, the plaintiffs filed an amended consolidated 1998 Complaint. On October 1, 1999, Henley II filed an answer to the 1998 Complaint.

On October 2, 2002, a class action complaint (the "2002 Complaint") was filed by Unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against Henley, BCLP GP, Inc., Paul E. Gaston, Richard G. Pond, Don F. Gaston, Paula B. Gaston, John B. Marsh III, Tedmund
W. Pryor and David A. Splaine, each a director or officer of BCLP GP, Inc. The named plaintiff, who purported to bring its individual action on behalf of itself and others similarly situated, is Breakwater Partners, LP. The 2002 Complaint alleges, among other things, that the sale of assets and liabilities of the Boston Celtics as described in Note 5 above is structured in a manner that is unfair to Henley Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses, and to obtain appropriate injunctive or rescissionary relief.

Although the ultimate outcome of the 1998 Complaint and the 2002 Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of these proceedings will have a material adverse effect on the Partnership's financial position or results of operations. Accordingly, no amounts have been provided for in continuing or discontinued operations in the event of an unfavorable outcome.

                         HENLEY LIMITED PARTNERSHIP
                        HENLEY LIMITED PARTNERSHIP II
                              and Subsidiaries

ITEM 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

Forward Looking Statements

Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect management's views and assumptions as of the date of this report regarding future events. Statements that are not of historical fact are forward-looking statements and are contained throughout this Quarterly Report on Form 10-Q and include statements relating to Henley's and Henley II's financial condition, results of operations, liquidity and capital resources, and statements relating to any transaction undertaken by Henley intended to result in the distribution of cash or other assets to Henley unitholders, the amount or timing of any anticipated payment to Henley unitholders, Henley's strategies or plans for the future, anticipated tax obligations, cash available for accounts payable, liabilities, expenses, claims and contingencies, and expected losses (and the associated tax benefit) relating to redemption of Henley II's subordinated debentures. Some of the forward-looking statements in this report can be identified by the use of forward-looking terms such as "believes," "intends," "expects," "may," "will," "estimates," "should," "could," "anticipates," "plans" or other comparable terms.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Henley or Henley II to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those indicated in such forward-looking statements include, among others, the ultimate amount of taxes and expenses relating to the sale of the Boston Celtics basketball team and any proposed transaction intended to result in the distribution of cash or other assets to unitholders; the costs and expenses of redeeming the subordinated debentures and the amount of associated losses and tax benefit; the nature and amount of accounts payable, liabilities, expenses, claims and contingencies of Henley and its subsidiaries; actual earnings and expenses of Henley and its subsidiaries; general economic conditions and interest rate levels; the timing and nature of any requisite regulatory approvals relating to any proposed transaction; and changed expectations, intentions and strategies regarding the future. All forward-looking statements in this report are qualified by these cautionary statements and are made only as of the date of this report. Neither Henley nor Henley II undertakes any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

On December 31, 2002, Henley Limited Partnership III (formerly Celtics Basketball L.P.) ("Henley III"), Henley's 48.3% owned, indirect subsidiary, sold the Boston Celtics basketball team, which was Henley III's sole operating asset. The purchaser, Boston Championship Basketball, LLC, paid Henley III an aggregate amount of $360,000,000 in cash consideration for team assets (of which $50,000,000 was used to pay outstanding bank borrowings of Henley III) and assumed all other liabilities relating to the team.

After accounting for liabilities assumed by the purchaser of the Boston Celtics basketball team and the book value of the assets sold, both Henley and Henley II have recognized their proportionate share of the gain, amounting to $192,234,000, as an element of their equity in income of Henley III. See Note 5 to Henley's and Henley II's Condensed Consolidated Financial Statements for an explanation of the calculation of the gain on sale of the basketball team.

Subsequent to the sale of the basketball team, Henley III no longer operates or has a continuing involvement with basketball operations. Therefore, in accordance with the provisions of SFAS No. 144, Henley III has classified the disposal of the basketball team as a discontinued operation in its financial statements. Similarly, the equity investment in Henley Holdings has been classified as a discontinued operation in the financial statements of Henley and Henley II.

As more fully described in "Liquidity and Capital Resources" below and in Henley's Schedule 13E-3, filed with the SEC in February 2003 (the "Schedule 13E-3"), Henley has proposed a merger transaction that would result in the cash payment of $27.00 per unit plus potential future payments consisting of net assets that remain, if any, after paying or providing for taxes, the repayment of debentures, other expenses and liabilities, claims and contingent liabilities. The Schedule 13E-3 contains further information about the proposed merger transaction, and about Henley's alternatives should the proposed merger transaction not be consummated. Henley anticipates that its units will cease to trade on the New York Stock Exchange ("NYSE") and Boston Stock Exchange ("BSE") at the time of the proposed merger. Because the NYSE and BSE generally do not maintain listings for companies, like Henley, that do not have on-going business operations, Henley believes that its units are likely to be delisted if the merger is not consummated. In addition, on January 9, 2003, Henley II announced that all of Henley II's outstanding 6% Subordinated Debentures due 2038 would be redeemed effective on February 15, 2003 at their full principal amount of $54,073,000, plus accrued but unpaid interest.

General

Henley, through its subsidiaries, owns an indirect investment in Henley III, which owned and operated the Boston Celtics prior to the sale of the team on December 31, 2002. Henley did not directly own or control the Boston Celtics and therefore an investment in Henley was not a direct investment in the Boston Celtics. However, a significant portion of Henley's earnings and cash flows were derived from its indirect investment in the Boston Celtics. Therefore, many disclosures in this document regarding historical operating activities principally relate to the operations of the Boston Celtics.

Henley has historically accounted for its indirect investment in the accounts and operations of the Boston Celtics using the equity method and, accordingly, its equity in the net income (loss) of the Boston Celtics was reported on a single caption in its Condensed Consolidated Statements of Operations. Due to the sale of the team, Henley's equity in the net income of the Boston Celtics has been segregated from continuing operations and classified as discontinued operations within the Condensed Consolidated Statements of Operations for all periods presented. Following is a general description of certain matters related to the historical operations of the Boston Celtics.

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

The operations and financial results of the Boston Celtics are seasonal.
On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season, and broadcast rights fees prior to and during the season. Cash receipts from playoff ticket sales are received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which normally extends from late October or early November through late April.

For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season normally begins in late October or early November, the first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. Based on the standard NBA game schedule, the Boston Celtics historically recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and recognize its playoff revenue, if any, in the fourth fiscal quarter. Accordingly, Henley's and Henley II's equity in the net income (loss) of Henley Holdings, which indirectly owns and operates the Boston Celtics, will generally result in a loss in its first fiscal quarter, income in its second and third fiscal quarters and a loss in its fourth fiscal quarter unless there is significant income from playoff revenues. Henley Holdings continued to account for the normal operations of the Boston Celtics through December 31, 2002. Due to the sale of the team on December 31, 2002, the results of operations of the Boston Celtics subsequent to that date will not have any impact on the results of operations of Henley or its subsidiaries.

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

The Partnership's significant accounting policies are described in the notes to consolidated financial statements included in its annual report on Form 10-K for the year ended June 30, 2002. Not all of these significant accounting policies, however, require management to make difficult, complex or subjective judgments or estimates. Management believes that the Partnership's accounting policy related to its interest in Henley Holdings and the Partnership's accounting for income taxes as described below meet the definition of "critical accounting policies."

The Partnership accounts for its 48.3% interest in Henley Holdings using the equity method. Accordingly, the investment is carried at cost, increased by equity in earnings of Henley Holdings and reduced by distributions received. The Partnership uses the equity method of accounting because it holds less than a controlling financial interest (50%) in Henley Holdings, but its interest of 48.3% presumes the ability to exercise significant influence over operating and financial policies of Henley Holdings. For all periods presented in the accompanying condensed consolidated interim financial statements, the Partnership's equity in earnings of Henley Holdings is classified as a discontinued operation in accordance with SFAS No. 144 due to the sale of the Boston Celtics on December 31, 2002.

Henley is a partnership that is taxed as a corporation. Henley accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that will be in effect when the differences are expected to reverse. Since its inception in 1998, Henley has not recorded a provision for income taxes due to the generation and utilization of net operating loss carryforwards. During the six months ended December 31, 2002, Henley recorded a tax provision in the amount of $39,000,000, which, together with previously recorded tax accruals, represents management's estimate of the tax obligation as of December 31, 2002 associated with, among other things, Henley's interest in the gain on sale of the Boston Celtics. This tax provision was reduced by the effect of the full utilization of available net operating loss carryforwards in the amount of $11,603,000 and the realization of permanent differences between financial reporting and tax bases of assets and liabilities related to the Boston Celtics in the amount of $22,400,000. Management's estimate of the tax obligation resulting from these transactions requires significant judgment, and the actual tax obligation could differ materially from the amount provided.

Results of Operations

The following discussion compares the operating results of Henley and its subsidiaries for the six and three months ended December 31, 2002 with the six and three months ended December 31, 2001.

Henley's general and administrative expenses of $10,114,000 in the six months ended December 31, 2002 increased by $8,329,000 compared to $1,785,000 in the six months ended December 31, 2001, and general and administrative expenses of $9,398,000 in the three months ended December 31, 2002 increased by $8,224,000 compared to $1,174,000 in the three months ended December 31, 2001. The increases in 2002 were primarily attributable to increased compensation expense. Approximately $8,000,000 of the increased compensation expense relates to anticipated compensation to be paid to Paul Gaston pursuant to an incentive plan adopted in August 1993 ("1993 Incentive Plan"), which provides for the payment to Mr. Gaston of annual incentive payments equal to 5% of the amount by which Consolidated Net Income before taxes of Henley for the related fiscal year exceeds $8,000,000. See Item 11 of Henley's Form 10-K for the year ended June 30, 2002 for more information regarding the 1993 Incentive Plan.

Depreciation and amortization expense of $79,000 in the six months ended December 31, 2002 increased by $38,000 compared to $41,000 in the three months ended December 31, 2001. The increase in 2002 was primarily attributable to the write-off of deferred financing costs related to the Partnership's revolving credit agreement with its commercial bank. As described in "Liquidity and Capital Resources" below, Henley II repaid all amounts advanced under this agreement in September 2002 and canceled the agreement.

Interest expense of $1,919,000 in the six months ended December 31, 2002 decreased by $291,000 compared to $2,210,000 in the six months ended December 31, 2001. The decrease is primarily attributable to a decrease in borrowings under Henley's revolving credit agreement with its commercial bank, as Henley II repaid the entire $10,000,000 advanced under the agreement in September 2002.

Henley's interest income of $299,000 in the six months ended December 31, 2002 decreased by $254,000 compared to $553,000 in the six months ended December 31, 2001. The decrease is primarily the result of lower interest rates earned on investments.

Discontinued operations represents Henley's 48.3% interest in the net income of Henley Holdings, the entity that indirectly owned and operated the Boston Celtics through December 31, 2002. Income from discontinued operations is composed of two components: (1) Henley's equity in the income from the normal operations of Henley Holdings and (2) Henley's equity in the gain on sale of the team, which amounted to $192,234,000.

Henley's equity in the income from operations of Henley Holdings, excluding the gain on the sale of the team, amounted to $1,792,000 in the six months ended December 31, 2002, a decrease of $196,000 compared to $1,988,000 in the six months ended December 31, 2001. The decrease is a result of increased general and administrative expenses, principally management fees ($1,556,000), partially offset by increased profitability from basketball related operations ($1,311,000). The Boston Celtics recognize revenues and expenses on a game-by-game basis, and the NBA regular season normally begins in late October or early November. As a result, Henley Holdings' first fiscal quarter, which ends on September 30, generally includes limited or no revenue and reflects a net loss attributable to general and administrative expenses and selling and promotional expenses incurred in the quarter. In the six months ended December 31, 2002, the Boston Celtics played two more games than they played in the six months ended December 31, 2001.

During the three and six months ended December 31, 2002, Henley recorded a combined income tax provision from continuing and discontinued operations of $39,000,000, principally due to taxable income generated by Henley's interest in the gain of $192,234,000 on the sale of Boston Celtics net assets. Henley recorded a provision for income taxes of $43,726,000 from discontinued operations, which represents an effective tax rate of 23%.
The principal differences between the tax at the statutory rate and the tax provision from discontinued operations are the reversal of valuation allowances on (1) net operating loss carryforwards that were not previously benefited, the tax effect of which amounted to $11,603,000 and (2) differences between tax and financial statement bases of the assets and liabilities of Henley and its subsidiaries, the tax effect of which amounted to $22,400,000. The provision for income taxes from discontinued operations was partially offset by a tax benefit from continuing operations in the amount of $4,726,000, which represents an effective tax rate of 40%.

Liquidity and Capital Resources

Henley used approximately $2,292,000 in cash flows from operating activities in the six months ended December 31, 2002. At December 31, 2002, Henley and Henley II had approximately $160,882,000 of available cash and $28,700,000 of short-term investments. These balances were primarily attributable to distributions from Henley Holdings, which made aggregate distributions to Henley and Henley II of $171,719,000 in the six months ended December 31, 2002. These distributions consisted of cash available from the operations of Henley III ($22,556,000) as well as proceeds from the sale of the assets of the Boston Celtics basketball team ($149,163,000).

On December 31, 2002 Henley III sold the net assets of the Boston Celtics basketball team, which was Henley III's sole operating asset. The purchaser, Boston Championship Basketball, LLC, paid Henley III an aggregate amount of $360,000,000 in cash consideration for team assets (of which $50,000,000 was used to pay outstanding bank borrowings of Henley
III) and assumed all other liabilities relating to the team. After the repayment of outstanding bank borrowings of Henley III, Henley's share of the net proceeds from this sale amounted to approximately $149,163,000.

In addition to net proceeds from the sale of the team, in the six months ended December 31, 2002, Henley received distributions from Henley Holdings aggregating $22,556,000 representing cash available from operations of the Boston Celtics basketball team, a substantial portion of which related to initial payments under a broadcast contract. Future distributions from Henley Holdings are unlikely because its sole operating asset was its indirect interest in the Boston Celtics, which was sold on December 31, 2002. All proceeds from the sale and available cash were distributed by Henley Holdings on December 31, 2002.

After receipt of distributions from Henley Holdings, Henley and Henley II had cash and investments of $189,582,000 at December 31, 2002. Henley has proposed a merger transaction whereby unaffiliated unitholders would receive merger consideration comprised of each unitholder's proportionate share of the net assets of Henley (after payment of, or provision for, all taxes, expenses, liabilities, claims and contingencies), based on each unitholder's pre-merger equity ownership of Henley. At the time of the proposed merger, each unit held by unaffiliated unitholders will be converted into a nontransferable right to receive (i) an initial cash payment of $27.00 per unit, and (ii) potential future payments consisting of net assets that remain, if any, after payment of, or provision for, taxes, expenses, liabilities, claims and contingencies. A more complete description of the proposed transaction is contained in Henley's Schedule 13E-3.

Amounts remaining after payment of $27.00 per unit to unaffiliated public unitholders will be held, along with earnings thereon, for payment of taxes, expenses, liabilities, claims and contingencies. as described in the
Schedule 13E-3. After satisfaction of, or provision for, taxes, expenses, liabilities, claims and contingencies, remaining amounts, if any, will be paid to unaffiliated unitholders as described in the Schedule 13E-3, in proportion to each unitholder's pre-merger equity ownership of Henley.

The following is a schedule of available cash at December 31, 2002:


      Cash and investments at December 31, 2002                    $189,582,000
      Less cash obligations to be paid subsequent to
       December 31, 2002:
        Payment of outstanding accounts payable, other
         current liabilities and accrued compensation as
         of December 31, 2002                                        (8,399,000)
        Provision for payment of anticipated tax obligations        (49,873,000)
        Repayment of Subordinated Debentures, including
         accrued but unpaid interest                                (56,096,000)
        Tax benefit associated with repayment of
         Subordinated Debentures and other
         operating expenses                                           9,000,000
                                                                   ------------
      Net cash and investments available for distribution            84,214,000
      Assumed distribution at $27.00 per unit outstanding            72,999,000
                                                                   ------------
      Cash available for post-December 31, 2002 accounts
       payable, liabilities, expenses, claims and contingencies    $ 11,215,000
                                                                   ============

Management currently believes that if certain tax efficiencies are recognized in connection with the proposed transaction, actual taxes paid may be up to $9,000,000 less than the $49,873,000 above and therefore additional cash may be available.. Due to uncertainties relating to the final amount of Henley's consolidated tax obligations, and as to Henley's post-December 31, 2002 expenses, liabilities, claims and contingencies, no assurances can be given as to the amount of cash that potentially could be available in the future.

On January 9, 2003, Henley II announced that all of Henley II's outstanding 6% Subordinated Debentures due 2038 (the "Debentures") would be redeemed effective on February 15, 2003. Approximately $54,073,000 principal amount of the Debentures is outstanding. The redemption price is expected to be $56,096,000, which equals 100% of the principal amount of Debentures plus interest that is accrued and unpaid up to, but not including, the February 15, 2003 redemption date. As of December 31, 2002, Henley II's carrying value of the Debentures amounted to $34,851,000. The $19,222,000 difference between principal amount and carrying value represents the remaining portion of the original issue discount, which amount was to be amortized through 2038. Due to Henley II's decision to redeem the Debentures on February 15, 2003, the unamortized original issue discount of $19,222,000 will be recognized in expense at the time of payment as a loss on early extinguishment of debt, for which a tax benefit of approximately $7,700,000 will be realized.

Henley II had a $10,000,000 revolving credit agreement with its commercial bank, all of which was outstanding on June 30, 2002. The agreement was scheduled to mature on June 30, 2003, but Henley II repaid all amounts advanced under the revolving credit agreement and canceled the agreement in September 2002.

No cash distributions to unitholders of Henley were declared or paid during the six months ended December 31, 2002 and 2001. Future distributions will be determined by BCLP GP, Inc., the general partner of Henley, in its sole discretion based, among other things, on available resources, the needs of Henley and the funds available after payments related to taxes, debentures, other expenses and liabilities, claims and contingent liabilities.

Management believes that Henley's cash, cash equivalents and short-term investments together with cash from operating activities will provide adequate cash for Henley and its subsidiaries to meet their cash requirements through December 31, 2003.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2002, Henley had invested approximately $28,700,000 in loan participations issued by a commercial bank with maturities of less than ninety days, and approximately $157,200,000 in repurchase agreements issued by a commercial bank with maturities of less than ninety days. Due to their short maturities and applicable transfer restrictions, management believes that the loan participations and repurchase agreements are not exposed to market risk. Management further believes that the Partnership has no other assets that are subject to market risk.

At December 31, 2002, Henley II's debt portfolio included 6% Subordinated Debentures with a carrying value of $34,851,000. The Subordinated Debentures bear interest at a fixed rate of 6% per annum and, as a result, fluctuations in market interest rates will have no effect on interest expense, or on the earnings or cash flows of Henley II. On January 9, 2003, Henley II announced that the Subordinated Debentures will be redeemed effective on February 15, 2003. The redemption price is expected to be $56,096,000, which equals 100% of the principal amount of the Debentures plus interest that is accrued and unpaid up to, but not including, the February 15, 2003 redemption date. At February 11, 2003, the market value of the Subordinated Debentures was approximately $53,835,000 based on their trading value.

Neither Henley nor its subsidiaries are exposed to foreign currency risk.

Currently, Henley does not use interest rate derivative instruments to manage its exposure to interest rate changes, and management does not intend to utilize derivative instruments in the future.

ITEM 4 - Controls and Procedures

Within the 90 days before the date of this report, Henley and Henley II carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer and the Chief Operating Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to Henley and Henley II required to be included in periodic filings with the Securities Exchange Commission.

There have been no significant changes in internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         Part II - Other Information

ITEM 5 - Other Information

On February 14, 2003, Henley and certain of its affiliates filed a transaction statement on Schedule 13E-3 with the SEC. The Schedule 13E-3 describes a proposed merger transaction that would result in the cash payment to unaffiliated Henley unitholders of $27.00 per unit, plus potential future payments consisting of net assets that remain, if any, after paying or providing for taxes, the redemption of the Debentures, other expenses and liabilities, claims and contingent liabilities.

ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits -

      2.1 Asset Purchase and Sale Agreement, dated as of September 27, 2002, by and between Celtics Basketball, L.P. and Lake Carnegie, LLC (incorporated by reference to Exhibit 2.1 to our Current
             Report on
             Form 8-K filed on October 7, 2002).

      (b) Reports on Form 8-K -

      Form 8-K, dated October 7, 2002, regarding the Asset Purchase and
Sale Agreement between Celtics Basketball, L.P. and Lake Carnegie, LLC.
Form 8-K, dated January 8, 2003, regarding the completion of the sale of the Boston Celtics basketball team and the change of name and trading symbol. Form 8-K, dated January 10, 2003, regarding redemption of Subordinated Debentures.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HENLEY LIMITED PARTNERSHIP
                                       ---------------------------------
                                              (Registrant)

                                       By:  BCLP GP, Inc., its General Partner


Dated:  February 14, 2003              By: /s/ Richard G. Pond
                                           -----------------------------
                                           Richard G. Pond
                                           Executive Vice President
                                            Chief Financial Officer
                                            and Chief Operating Officer


Dated:  February 14, 2003              HENLEY LIMITED PARTNERSHIP II
                                       ---------------------------------
                                              (Registrant)

                                       By:  BCLP II GP, Inc., its General
                                             Partner

                                       By: /s/ Richard G. Pond
                                           -----------------------------
                                           Richard G. Pond
                                           Executive Vice President
                                            Chief Financial Officer
                                            and Chief Operating Officer

                               CERTIFICATIONS

      Each of the undersigned, in his capacity as the Chief Executive Officer and Chief Financial Officer, respectively, of the general partners of Henley Limited Partnership and Henley Limited Partnership II (collectively, the "Registrants"), for purposes of 18 U.S.C. Section 1350 provides the following certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R.ss.240.13a-14.

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

4. The Registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

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

5. The Registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrants' auditors and the respective audit committees of the Registrants' board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants' ability to record, process, summarize and report financial data and have identified for the Registrants' auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants' internal controls; and

6. The Registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003
       -----------------

                                           /s/ Paul E. Gaston
                                           -----------------------------
                                          Paul E. Gaston
                                          Chief Executive Officer


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

4. The Registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrants and we have:

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

5. The Registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrants' auditors and the respective audit committees of the Registrants' board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrants' ability to record, process, summarize and report financial data and have identified for the Registrants' auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrants' internal controls; and

6. The Registrants' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003
       -----------------


                                           /s/ Richard G. Pond
                                           -----------------------------
                                               Richard G. Pond
                                               Chief Financial Officer